Form 10KSB
period 1995-12-31
SYNERGISTICS INC
filed 1997-01-16
CIK 95986

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:                Commission File No.:
December 31, 1995                         0-6421

                          SYNERGISTICS, INC.

Massachusetts                             04-2283157
(State of Incorporation)                  (IRS Employer I.D.
Number)

9 Tech Circle, Natick, MA                 01760
(Address of Principal Executive Office)   (Zip Code)

Registrant's telephone number,
including area code                       (508) 655-1340

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock                              $0.01 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

  Yes ____    No ___X___

To the Company's knowledge, only a limited public market for its securities existed as of December 31, 1995 and there was no aggregate market value of registrant's securities as of that date.

State issuer's revenues for its most recent fiscal year
$2,282,065

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practical date.

Common Stock, $0.01 Par Value               9,297,561
(Title of Class)                (Shares Outstanding at March 1,
1996)

Exhibit Index is located on pages 11 and 38 of this Form 10-K.

                 DOCUMENTS INCORPORATED BY REFERENCE

Form 10-QSB filed with the Commission by the Company for period ending
June 30, 1996
                                    -1-
PAGE

                         PART I-FINANCIAL INFORMATION

ITEM 1.  DESCRIPTION OF BUSINESS

(a) General Development of Business

Synergistics, Inc. a Massachusetts corporation (the "Company") organized on May 13, 1960 is located at 9 Tech Circle, Natick, Massachusetts 01760, telephone (508) 655-1340. The Company's principal activity consists of manufacturing and marketing access control systems, which it sells to banks, and other commercial customers.

Current Products:

MSLR1 - ATM Vestibule Access Control: The MSLR1 product line continues to be the largest revenue producer for the Company. It is an access control system utilizing a single reader and controller to regulate access to one door or area. The principal market for this product has been to control access to automatic teller machines (ATM's). The Company currently sells to over 20,000 bank installations worldwide.

ATM-III - ATM Vestibule Access Control: This product controls access to ATM vestibule installations similar to the MSLR1 product. It offers high security to the installations and is sold mainly overseas to countries where small banking groups are popular.

ATM Access - ATM Vestibule Access Control: ATM Access is a distributed processing access control system developed in 1994 to meet the requirements for New York Cities Local Law 70, a law passed to increase security in ATM installations. The ATM Access system meets the requirements of the law by using a database supplied to the banks by NYCE which allows only bank cards to gain entrance to ATM vestibule installations. Today, with over 1,000 installations in and around New York City, the product is expanding beyond New York City into Long Island, New Jersey, Ohio and New York State.


PC-PAC - Central Processing Access Control System: The PC-PAC system provides alarm security and monitoring capability for complete facility management. It has the capability of controlling 256 access controlled areas, supporting over 35,000 authorized persons, while providing monitoring capability for 1,600 alarm points in the system. PC-PAC utilizes a desk top PC as a central processing unit. It is available in a single computer version or with a redundant computer running in hot standby. PC-PAC is packaged as a system. The computer makes all access decisions, processes reports, and is used for editing and logging functions in an on-line environment.
                               -2-
PAGE

WA-PAC - Distributed Processing Building Management System:
WA-PAC is an access control system which supports a network of buildings or sites from a desk top PC host computer over dial-up or direct voice grade telephone lines or fiber optics communications. WA-PAC operates as a distributed intelligent network of card access readers and controllers which control access to buildings or sites in the network as well as monitoring perimeter security. Each building or site can have up to 64 card access readers and over 4,000 alarm input and output points. It will support databases of over 50,000 users. Additional security can be added to each site in the form of input/output controllers which are programmed to control elevators, appliances or report breaches of perimeter security or fire/flood alarms, etc. at each secured site.

BUILDING WATCH - Distributed Processing Access Control System:
Building Watch is a distributed processing access control product designed for securing commercial or industrial facilities at low cost. This system shares a personal computer with other programs, thereby making it a very cost effective security system that is easy to implement and expand. Building Watch offers direct local access control and remote access management over dial-up phone lines. It also supports input point monitoring and reporting capabilities. Building Watch supports all popular card technologies.


DOOR WATCH - 2 Door, Full Featured Access Control System: Door Watch is a stand alone, 2 door access control system. This product is sold mainly to small, industrial and commercial users who require only one or two doors of access control, but wish to control doors with time zones and keep a printed record of system activity. Door Watch supports all popular card reader technologies.

MINI-PAC - 2 Door, Low Cost Access Control System: Mini-PAC is a low cost, two door stand alone access control system designed to provide access control to small businesses or industrial facilities where time zones are not required, but printed records of system activity are desired. MINI-PAC supports Mag Stripe technology only.

The Company designs all of its products. The Company's computer based products use personal computers and standard peripherals to provide access control and building management to secured sites. These products are acquired from a variety of third party sources. Components are procured from electronics distributors. Board and assembly houses manufacture and assemble circuit boards. Final assembly, test and shipping functions are performed by Company personnel. The Company solicits bids for components, sub-assemblies and outside assembly. The Company has not experienced difficulty obtaining components for its products.

(b)  Financial Information About Industry Segments

The Company has been in a single business segment for the past year: The manufacturing and marketing of access control and facility management systems. All of the Company's revenue, operating profit or loss and identifiable assets are attributable to one industry segment.

(c)  Narrative Description of Business

Description of Products

The Company has been  marketing bank ATM access control products
since 1977.   These products consisted of MSLR1, ATM III, and ATM
Access. Bank ATM access control revenue represented approximately 49% of all Company revenue in 1995, 63% in 1994 and 38% in 1993. The Company has sold ATM access control products to over 20,000 bank installations and believes that there are over 100,000 ATM installations worldwide.

PC-PAC was introduced in 1984. PC-PAC provides hard copy for permanent records, provides instantaneous check of personnel in a given area and retains a record of those cards which have been used to attempt access to an area where the cardholder was not authorized. Product options include zoned anti-passback; alarm, elevator and relay control; as well as disk logging. PC-PAC revenue approximated 4% of all company revenue in 1995, 4% in 1994 and 9% in 1993. The Company believes that a PC-PAC system is appealing to wide variety of business, government and institutional users. For example, in a defense plant, where access to facilities is restricted and record retention required, a multi-functional PC-PAC can be used to control access to both general and particular areas by various categories of personnel according to specific government security clearances. A hospital can use PC-PAC to monitor, record and restrict access to various employee service and supply areas by appropriate coding of access cards. Large commercial and institutional users can use PC-PAC to regulate access to research areas, computer facilities or elevators. The Government has found PC-PAC very effective in many areas. PC-PAC sales are on a declining curve due to the WA-PAC and Building Watch products which are taking its place in many installations.

The Company introduced WA-PAC in 1988 as a network access control system which controls multiple sites/buildings through the use of a single host computer. Network communications could be direct connect or dial-up telephone lines. The sites could be a building complex such as an office park/university or remote decentralized facilities controlled from a single central site. Product shipments began in the third quarter of 1988. WA-PAC revenue approximated 17% of total company revenue in 1995, 10% in 1994 and 10% in 1993.

The Company developed and announced Building Watch in 1990. Initial product shipments began in December 1990. Building Watch revenues approximated 21% of total company revenue in 1995, 8% in 1994, and 12% in 1993. The Company expects a significant revenue contribution from this product design in 1996 and beyond.

The Company announced MINI-PAC II in the Fourth Quarter of 1988 and began shipping the product in the First Quarter of 1989.
MINI PAC II revenues approximated 1% of total company revenue in 1995, 2% in 1994 and 3% in 1993.

The Company announced Door Watch in December of 1992 and began shipping the product December of that year. Door Watch revenues approximated 2% of total company revenue in 1995, 3% in 1994 and 3% in 1993.

MARKETS

The primary market for the ATM access control product line is banks with automatic teller machine (ATM) vestibules. The Company believes that its access control and building management product lines are applicable to a wide variety of commercial, government and institutional markets; i.e., military bases, hospitals, colleges and universities, research and computer facilities, office buildings, and office or manufacturing complexes.

RAW MATERIAL

The Company purchases components for its products from electronics distributors. The Company designed printed circuit boards are purchased from board manufacturers and outside assembly houses manufacture the completed printed circuit boards. Third parties are also used to assemble card readers and other assemblies. Final assembly, test and shipping as well as any customization is performed by the Company. The Company is not dependent upon any one firm for components or assembly work and duel sourcing is a company policy. The Company solicits bids for its work and awards business based upon quality of workmanship, price and lead time. The Company has not experienced difficulty obtaining parts or outside assemblers for its products.

MARKETING AND CUSTOMERS

The company sells its products through the efforts of district sales managers who market the product through independent security dealers and locksmiths world wide. The Company markets its products primarily through trade shows, advertising in selected industry and bank journals and magazines, government supply contracts, selected direct mailings, the Internet and supporting dealer bids and proposals.

The Company continues to expand its base of distribution by increasing the number of dealers authorized to sell the Company's products. The Company sells direct to certain large banks and government agencies.

The Company's business is not seasonal in any material respect.

The Company has no dependence upon a single customer or a few customers.


PATENTS AND TRADEMARKS

The Company holds no patents on any of its current products.

WORKING CAPITAL ITEMS

Manufacturing cycle time approximates 6 weeks. The Company feels that this is not unusual for a company that uses outside contractors for manufacturing and assembly.

The Company provides a one year warranty after a product is shipped. Normal payment terms are 30 days. Terms have been extended for sales to dealers in order to allow sufficient installation time before payment is required.

Since the elimination of the video imaging product line and the election of new President and Vice President in 1994, the Company has operated profitably without the necessity of borrowing operating capital.

BACKLOG

The ending backlog was $51,825 in 1995, $77,938 in 1994 and $247,091 in 1993.


RESEARCH AND DEVELOPMENT

The Company expends monies on technical support and the enhancement of existing products. Such expenditures are consistent with the Company's overall product maintenance and enhancement strategies. No research and development expenses have been incurred for the years ended December 31, 1995, December 31, 1994 and December 31, 1993.

                            -5-
PAGE

GOVERNMENT CONTRACTS

The Company does not actively pursue government contracts, but does have a GSA contract and sells to the government whenever it is advantageous. Government revenue approximated 4% of total revenue in 1995, 1% in 1994 and 3% in 1993.

None of the Company's sales under government contracts are subject to re-negotiation of profits or termination of contracts or subcontracts, to the best of the Company's knowledge.

COMPETITORS

Over 150 companies compete in the card based access control marketplace. The principle Company competitors include Cardkey Systems, Sensormatic, Westinghouse, CASI-RUSCO, Corby Industries, and Northern Computers. The Company believes its sales volume is a small fraction of the combined sales of the Company's major competitors..

A competitor that chooses to devote substantial economic resources toward acquiring a dominant position in the access control devices market might seriously injure the Company's market position and jeopardize its viability, but the product line has proven to be reliable and competitive over the years and should survive this type of competition. The Company believes that competition in our marketplace is based upon reliability, price, service, and product capability. The Company believes that it can compete on such terms.


ENVIRONMENTAL MATTERS

The nature of the Company's manufacturing operation is such that no materials are discharged into the environment. Under the terms of the Company's lease for its operating facility, it is obligated for the normal maintenance and repair of building systems. No additional capital expenditures are anticipated by the Company.

PERSONNEL

At December 31, 1995, the Company had nineteen (19) full time employees.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
         OPERATIONS  AND EXPORT REVENUE

The Company operates exclusively from a headquarters facility located in Natick, Massachusetts.

Export revenue approximated 22% of total revenue in 1995, 29% in 1994 and 35% in 1993. The Company sells to American brokers doing business abroad and directly to end users and foreign dealers. The currency used for all sales to foreign firms is the U.S. Dollar. Below is a percentage summary of total revenues by foreign sector for the years 1995, 1994 and 1993:

Unaudited Percentage of Exports By Sector   1995        1994       1993
   Middle East including Turkey              30%         20%        19%
   Canada                                    15%         18%        20%
   South/Central America and Mexico          36%         37%        50%
   South Pacific and Far East                 6%          4%         1%

   Grand Total                               87%         79%        90%


ITEM 2.  PROPERTIES

The Company currently leases approximately 6,000 square feet of office and manufacturing space in a one story brick and masonry building located at 9 Tech Circle, Natick, Massachusetts under the terms of a five year lease which expires June 1, 1999. The current monthly base rate is $3,298. Additionally the Company is required to pay utility charges and insurance costs as well as the Company's portion of taxes and common space charges.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings are pending to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the Fourth Quarter of 1995.


ITEM 5.  MARKET OF THE COMPANY'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

As of December 31, 1995, to the Company's knowledge, only a limited public market for its Common Stock existed. The Common Stock is not presently registered on any stock exchange. The Company is not aware of any over-the-counter trading in its stock the past two years.

Prior to December 31, 1993, the Company had 656 stockholders of record of Common Stock and 13 stockholders of Preferred Stock. Due to the Company's inability to pay the required semi-annual dividends, this Preferred Stock and the accumulated unpaid dividends were converted to 1,367,040 shares of Common Stock. Immediately after this conversion, additional shares of common stock were issued to a principal shareholder and director in payment of certain demand notes and accrued interest.




                             PART 11

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

1995 Compared to 1994

Revenues for 1995 were $2,273,647 or declining when compared to 1994. This net decline of $505,146 was mainly due to the expected decline of the ATMA product line sales when the New York City installations were completed. System sales increased as expected by $212,000 for 1995 due to enhanced advertising and sales personnel while stand alone systems declined by $64,000.

Cost of Sales as a percentage of revenue decreased to 54.26% from 55.50% when compared to 1994. In 1995, certain manufacturing operations previously done by outside assemblers was converted to an in house operation. This increase in labor is offset by the reduction in subcontractor expense. Selling expenses for 1995 decreased by $82,970 due to the additional salaries and expenses necessary to support the video imaging product line. General and administrative expense declined approximately $10,000 due to reduced occupancy costs.

At December 31, 1995, current assets exceeded current liabilities by $475,969 including cash in commercial checking and money market accounts of $332,151.

Inflation effects were not significant in during 1995.


1994 Compared to 1993

Revenues for 1994 were $2,778,793 or an increase of $776,079 over 1993. This increase was mainly due to the sale of the ATMA product to the banks of New York City and sales of ATM III products to banks in Mexico in 1994. The access control systems product line experienced a decline of approximately $100,000 in comparison with 1993. The Company believes that the systems revenue decline was the result of a decreased advertising budget and reduced sales personnel.

                             -8-
PAGE

Cost of Sales as a percentage of revenue rose to 55.5% from 44.3% when compared to 1993. This cost increase was mainly the result of an excessive material costs associated with the video imaging product line. General and administrative expense grew to $470,176 as a result of increased labor and occupancy costs. Sales and marketing expense decreased $290,927 due to the sale of the Video Imaging group in August, 1994.

At December 31, 1994, current assets exceeded current liabilities by $269,642 including cash in commercial checking and money market accounts of $149,909.

Inflation effects were not significant during 1994.


1993 Compared to 1992

Revenues for 1993 were $1,994,007 which is a decrease of $138,503 when compared to 1992 revenues. Management believes that the revenue decline for 1993 was mainly due to a management change which brought about strategy changes in access control product sales and marketing. General and administrative declined $62,845 as a result of reduced legal and audit fees, and travel expenses. Interest expense in 1993 declined by $6,576 due to a reduction in interest rates. Sales and marketing expense declined approximately $127,103 in 1993 as result of reductions in the access control sales force as a result of attrition.

At December 31, 1993, current liabilities exceeded current assets by approximately $111,000 including cash in commercial checking, money market and certificate of deposits accounts of $50,721. During 1993, the Company sold 1,005,000 shares of common stock to certain directors . Proceeds from this sale of stock were used to fund the company's visual imaging product line.

Inflation effects were not significant in 1993.

LIQUIDITY AND CAPITAL RESOURCES

During 1995, the Company operated on it own cash flow without any additional outside capital requirements.

In January, 1994, the Company sold an additional 143,000 shares of common stock at $1.00 per share to certain holders of common stock. Proceeds of this sale were used to fund the acquisition of certain hardware components required to build the ATMA product for New York City banks. No other outside capital requirements were necessary for the year.

During 1993 the Company raised $1,005,000 by selling 1,005,000 shares of its common stock to certain shareholder directors. The proceeds from these sales were used to fund the Company's continued product development efforts and investments in sales, and marketing activities necessary to achieve a revenue volume sufficient to attain profitability. Since mid 1994, the Company has operated on its own cash flow with no other requirement for outside capital.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements years ended                  Page
Number
December 31, 1995 and  1994

Independent Auditors' Report - June 1, 1996                    11

Balance Sheets as of December 31, 1995 and                     12
December 31, 1994

Statements of Operations for years ended                       13
December 31, 1995 and  1994

Statements of Stockholders' Equity                             14
for years ended December 31, 1995 and  1994


Statements of Cash Flows for years ended                       15
December 31, 1995 and 1994

Notes to Financial Statements                               17-25







                                -10-
PAGE

                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Synergistics, Inc.
Natick, Massachusetts


   We have audited the accompanying balance sheets of Synergistics, Inc. as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergistics, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/S/ LIVINGSTON & HAYNES, P.C.
Wellesley Hills, Massachusetts
June 1, 1996












                                - 11 -
PAGE

                         SYNERGISTICS, INC.

                           BALANCE SHEETS

                     DECEMBER 31, 1995 AND 1994



                               ASSETS

                                                  1995           1994

CURRENT ASSETS
  Cash and equivalents                         $  332,151     $  149,909
  Trade accounts receivable, net of
    reserves of $35,000                           346,795        490,306
  Inventories                                     201,546        226,810
  Prepaid expenses                                 23,180         26,355
                                               ----------     ----------
                        TOTAL CURRENT ASSETS      903,672        893,380

EQUIPMENT                                          98,495         57,853
  Less depreciation and amortization               45,700         34,082
                                               ----------     ----------
                                                   52,795         23,771

DEFERRED TAXES                                    817,776        927,776
                                               ----------     ----------
                                               $1,774,243     $1,844,927
                                               ==========     ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                       $  163,774     $  230,236
  Accrued expenses and other
     current liabilities                           67,633        191,438
  Amounts due stockholder                         196,296        202,642
                                               ----------     ----------
                   TOTAL CURRENT LIABILITIES      427,703        624,316

COMMITMENTS AND CONTINGENT LIABILITIES               -              -


STOCKHOLDERS' EQUITY
  Common Stock (authorized 12,000,000 shares;
    issued 9,297,561 shares, including
    16,445 shares held in Treasury)                92,976         92,976
  Additional paid-in capital                    6,542,237      6,542,237
  Retained earnings (deficit)                  (5,281,538)    (5,407,467)
                                                ---------      ---------
                                                1,353,675      1,227,746
  Cost of Common Stock held in Treasury            (7,135)        (7,135)
                                                ---------      ---------
                                                1,346,540      1,220,611
                                               ----------     ----------
                                               $1,774,243     $1,844,927
                                               ==========     ==========

         See accompanying notes to the financial statements.
                                -12 -


                         SYNERGISTICS, INC.

                      STATEMENTS OF OPERATIONS

               YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                       Unaudited

                                                  1995           1994

Revenues:
  Sales                                        $2,273,647     $2,778,793
  Interest income                                   8,418          2,400
  Loss on sale of assets                             -          (145,675)
                                               ----------     ----------

                                                2,282,065      2,635,518

Costs and expenses:
  Costs of sales                                1,233,770      1,542,281
  General and administrative expenses             387,206        470,176
  Selling expenses                                370,845        381,876
  Bad debt expense                                 54,315         33,180
                                                2,046,136      2,427,513
                                               ----------     ----------
            INCOME BEFORE INCOME TAXES            235,929        208,005

Income taxes - deferred                           110,000         81,676
                                               ----------     ----------
                            NET INCOME         $  125,929     $  126,329
                                               ==========     ==========



INCOME PER COMMON SHARE                          $0.013         $0.013
                                                 ======         ======





















         See accompanying notes to the financial statements.

                         SYNERGISTICS, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY

               YEARS ENDED DECEMBER 31, 1995 AND 1994




                                                     COMMON STOCK
                                                   SHARES       AMOUNT

Balances at January 1, 1994                       9,297,561     $92,976

Net income                                             -           -

Balances at December 31, 1994                     9,297,561      92,976

Net income                                             -           -
                                                  ---------     -------
                   BALANCES AT DECEMBER 31, 1995  9,297,561     $92,976
                                                  =========     =======


                               ADDITIONAL     RETAINED
                                PAID-IN       EARNINGS       TREASURY
STOCK
                                CAPITAL       (DEFICIT)     SHARES
AMOUNT       TOTAL

Balances at January 1, 1994    $6,542,237   $(5,533,796)    16,445   $
7,135   $ 1,094,282

Net Income                          -           126,329       -
-          126,329

Balances at December 31, 1994   6,542,237    (5,407,467)    16,445
7,135     1,220,611

Net income                          -           125,929       -
-          125,929
                               ----------   -----------     ------
-------   -----------
                               $6,542,237   $(5,281,538)    16,445   $
7,135   $ 1,346,540
                               ==========   ===========    =======
=======   ===========


PAGE

                         SYNERGISTICS, INC.

                      STATEMENTS OF CASH FLOWS

               YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                  1995           1994
Cash flows from operating activities:
  Net income                                   $ 125,929      $ 126,329
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
      Deferred taxes                             110,000         81,676
      Depreciation and amortization               11,618         19,024
      Loss on sale of assets                        -           145,675
      Decrease (increase) in trade
        accounts receivable                      143,511       (148,929)
      Decrease (increase) in inventories          25,264       (100,641)
      Decrease (increase) in prepaid
        expenses and other current assets          3,175        (13,293)
      (Decrease) in trade accounts payable       (66,462)      (189,431)
      (Decrease) increase in accrued expenses
        and other current liabilities           (123,805)        36,809
      (Decrease) increase in amounts
        due stockholder                           (6,346)         3,912
                                                --------      ---------
                      TOTAL ADJUSTMENTS           96,955       (165,198)

        NET CASH PROVIDED (USED) BY OPERATING   --------      ---------
                             ACTIVITIES          222,884        (38,869)

Cash flows from investing activities:
  Capital expenditures                           (40,642)        (5,000)
                                                --------       --------
NET CASH (USED) BY INVESTING ACTIVITIES          (40,642)        (5,000)

Cash flows from financing activities:
  Proceeds of stock subscription                    -           143,000
                                                --------       --------

 NET CASH PROVIDED BY FINANCING ACTIVITIES          -           143,000
                                                --------       --------

                     NET CHANGE IN CASH          182,242         99,131

Cash at beginning of year                        149,909         50,778
                                               ---------      ---------

                    CASH AT END OF YEAR        $ 332,151      $ 149,909
                                               =========      =========

         See accompanying notes to the financial statements.

                                - 15 -
PAGE

                         SYNERGISTICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1995 AND 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES

       A summary of the significant accounting policies applied by management of the Company in the preparation of the accompanying financial statements follows.

Nature of Operations

       Synergistics, Inc. is engaged in the manufacturing and marketing of card access systems, which are sold to banks and other commercial customers.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

       Cash and equivalents consist of cash on hand, demand deposits with commercial banks, and money market securities with initial maturities of less than 90 days.

Inventories

       Inventories are stated at the lower of first-in, first-out cost or aggregate market.

Equipment

       Equipment is stated at cost. Normal maintenance and repair costs are expensed as incurred. Gains and losses on sales or retirements are included in operations. Depreciation and amortization are provided using straight-line and accelerated methods over the estimated useful lives of the assets (5-12 years).

Common Stock Held in Treasury

       When Common Stock held in Treasury is issued, Common Stock held in Treasury is credited for the average cost of the issued securities.

Revenue

       The company recognizes revenue from sales at the time products are shipped to customers.


                                -16 -
PAGE

                         SYNERGISTICS, INC.

               YEARS ENDED DECEMBER 31, 1995 AND 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Advertising Costs

       The Company expenses advertising costs as incurred.

Sales Commissions

       The Company pays sales commissions to various agents only upon the collection of the accounts receivable generated by the sales. The Company accounts for these sales commissions at the time products are shipped to customers.

Income Taxes

       The Company accounts for income taxes using Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax basis of assets. Tax benefits arising from the utilization of carryforward net operating losses, investment and research and development tax credits are valued based upon the expected future benefit to be recognized. (Refer to Note H)

Income Per Share of Common Stock

       The weighted average number of shares of Common Stock outstanding used in computing income per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security. (Refer to Note E)


NOTE B - INVENTORIES

       Inventories consist of the following at December 31, 1995 and 1994:

                                                 1995      1994

       Finished goods and work-in-process
         at aggregate market                   $149,298  $153,412
       Raw materials                             52,248    73,398
                                               --------  --------
                                               $201,546  $226,810
                                               ========  ========

                         SYNERGISTICS, INC.

               YEARS ENDED DECEMBER 31, 1995 AND 1994



NOTE C - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities consist of the following at December 31, 1995 and 1994:

                                                 1995      1994

       Accrued compensation and benefits       $38,474   $ 96,595
       Accrued commissions                       7,922     31,536
       Customer deposits                          -        14,504
       Accrued audit fees                       20,000     45,000
       Other                                     1,237      3,803
                                               -------   --------
                                               $67,633   $191,438
                                               =======   ========


NOTE D - AMOUNTS DUE STOCKHOLDER

       Amounts due stockholder consist of the following at December 31, 1995 and 1994:

                                                 1995      1994

       Amount due majority stockholder for wages
         in arrears; payable, without interest,
         on demand                             $107,596  $113,942

       Amount due majority stockholder for costs
         and expenses incurred by majority
         stockholder on Company's behalf; payable,
         without interest on demand              88,700    88,700
                                               --------  --------
                                               $196,296  $202,642
                                               ========  ========

NOTE E - STOCKHOLDERS' EQUITY

Redeemable Preferred Stock

       On October 30, 1984, the Company issued 187,333 shares as Series A Preferred Stock for consideration of $1,405,000 ($7.50
per share).   During September 1985, the Company issued an
additional 80,000 shares of the Series A Preferred Stock for consideration of $600,000 ($7.50 per share). During October 1986, the Company received $465,000 from the holders of the Preferred
Stock.   As




                                - 18 -
PAGE

                         SYNERGISTICS, INC.

               YEARS ENDED DECEMBER 31, 1995 AND 1994



NOTE E - STOCKHOLDERS' EQUITY (Continued)

Redeemable Preferred Stock (Continued)

consideration for the amount received, the Company issued 87,999 shares of Common Stock held in its Treasury for $220,000 and issued 32,667 shares of the Series A Preferred Stock for $245,000 ($7.50 per share). Each share of the Series A Preferred Stock was entitled to receive cumulative cash dividends of $.45 per year when declared by the Board of Directors, participate in any Common Stock dividends, and was convertible into three shares of Common Stock. On December 31, 1993, the Preferred Stock and accumulated unpaid dividends of $1,167,600 were converted to 1,367,040 shares of Common Stock.

Common Stock

       At December 31, 1995, the Company is authorized to issue 12,000,000 shares of $.01 par value Common Stock. At December 31, 1995, 9,297,561 shares of such stock had been issued, including 16,445 shares held in the form of Treasury Stock. At December 31, 1995, 850,000 shares were reserved for issuance in connection with the stock option plans discussed below.

Stock Option Plans

       At December 31, 1995, the Company has three qualified incentive stock option plans (the "1983 Plan", the "1987 Plan" and the "1988 Plan"), which have been approved by the Company's stockholders. The 1983 and 1987 Plans provide that options can be granted for the purchase of 275,000 shares of Common Stock each through June 1995 and December 1996, respectively, with the options expiring ten years from the date they are granted, except for options issued to holders of more than ten percent of the Company's Common Stock, which expire five years from the date they are granted. Options previously granted under a 1982 Plan expired and were reissued under the 1983 Plan. The 1988 Plan provides that options can be granted for the purchase of 300,000 shares of Common Stock through 1998 under terms similar to the 1983 Plan.

       All plans provide that options can be exercised for a value (per share), as stated by the Company's Board of Directors, as of the date the option was granted, except for options granted to holders of more than ten percent of the Company's Common Stock which are exercisable at 110 percent of such stated value.









                                - 19 -
PAGE

                         SYNERGISTICS, INC.

               YEARS ENDED DECEMBER 31, 1995 AND 1994

NOTE E - STOCKHOLDERS' EQUITY (Continued)


       Transactions regarding the options during the years ended
December 31, 1995 and 1994 are shown as follows;

                                      1983 Plan     1987 Plan     1988 Plan

     Outstanding at January 1, 1994    253,069          66,000        239,086

       Granted at $2.75 per share:
         To a ten percent or greater
          holder of Common Stock, who
          is also an employee director      -             -               -

       Granted at $2.50 per share:
         To other employee directors        -             -               -
         To other employees                 -             -               -

       Expired because grantee no
         longer employed:
           Other employees             (32,389)           -           (99,129)
                                       -------          ------        -------
  Outstanding at December 31, 1994     220,680          66,000        139,957

       Granted at $2.75 per share:
         to a ten percent or greater
         holder of Common Stock, who
         is also an employee director     -                -              -

       Granted at $2.50 per share:
         To non-employee directors        -                -              -
         To other employee-directors      -                -           23,084
         To other employees               -                -           35,652

       Expired because grantee no
         longer employed:
           Other employees             (38,279)            -         (15,995)
                                       --------           ------      -------
     Outstanding at December 31, 1995  182,401            66,000      182,698
                                       =======            ======      =======

       Available for grant at
         December 31, 1995              92,599           209,000       92,302
                                        ======           =======       ======






Income per Share of Common Stock

       Income per share of Common Stock is computed based on the weighted average number of shares of Common Stock outstanding
(9,297,561 shares for the years ended December 31, 1995 and 1994).

                               - 20 -
PAGE

                         SYNERGISTICS, INC.

               YEARS ENDED DECEMBER 31, 1995 AND 1994



NOTE F - CONCENTRATION OF RISK

       From time to time, the Company maintains deposits with major financial institutions in excess of insurable limits.


NOTE G - RENT AND OPERATING LEASE COMMITMENT

       The Company's rent expense during the years ended December
31, 1995 and 1994 approximated $54,800 and $52,400 respectively, principally under the terms of a lease for its operating facility.

       During April 1994, the Company leased new premises for a period of five years. The lease provides that the Company is responsible for fifty percent of the real estate taxes and operating costs of the premises. Future rental payments required under the lease, exclusive of real estate taxes and operating costs, are as follows:

       Ending December 31, 1996                $ 42,215
       Ending December 31, 1997                  44,003
       Ending December 31, 1998                  45,791
       Ending December 31, 1999                  19,390

                                               $151,399
                                               ========

NOTE H - INCOME TAXES

       At December 31, 1995, operating loss carryforwards aggregating approximately $5,499,300 are available to reduce future federal taxable income, if any. If not utilized, these carryforwards will expire at various dates between 1999 and 2008. The carryforwards are subject to examination by the Internal Revenue Service.

       The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. As of December 31, 1995 and 1994, the Company's deferred tax asset consists of:

                                                   1995           1994


       Net operating loss carryforwards         $1,760,868     $1,870,868
       Other                                        66,000         66,000
       Valuation allowance                      (1,009,092)
(1,009,092)
                                                ----------     ----------

                                               $  817,776      $  927,776
                                               ==========      ==========

                         SYNERGISTICS, INC.

              NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               YEARS ENDED DECEMBER 31, 1995 AND 1994



NOTE H - INCOME TAXES (Continued)

       At December 31, 1995, the Company has unused investment tax credit carryovers of approximately $11,000 which are available to reduce future federal income tax liabilities, if any. If not utilized, the carryforwards, which are subject to examination by the Internal Revenue service, will expire on various dates through 2000.

       The availability of the carryforwards is also subject to reduction as a result of the Tax Reform Act of 1986.

       At December 31, 1995, the Company has unused carryforwards of credits for increasing research activities of approximately $54,000 which are available to reduce future federal income tax liabilities, if any. If not utilized, the carryforwards, which are subject to examination by the Internal Revenue Service, will expire at various dates through 2000.


NOTE I - BUSINESS SEGMENT INFORMATION

       The Company's business, which consists principally of a single segment, is the designing, manufacturing and selling of single and multifunctional electronic systems which control access to secure areas. The Company sells to domestic and foreign customers from its domestic location.

       Sales by Major Customer Category        1995         1994

       Government Sales                         74,799       22,804
       Other Domestic Sales                  1,655,392    1,996,449
       Export Sales                            543,456      759,540
                                            ----------   ----------
                                            $2,273,647   $2,778,793
                                            ==========   ==========

       Export sales are made directly and through United States brokers to users in Canada, South and Central America to include Mexico, the Middle East including Turkey. and the South Pacific and Far East. No foreign area accounts for more than ten percent of total sales in 1995.












                               - 22 -
PAGE

                         SYNERGISTICS, INC.

               YEARS ENDED DECEMBER 31, 1995 AND 1994



NOTE J - CONTINGENT SALE OF ASSETS

       In July, 1994, the Company sold all of its assets used in the production and distribution of its imaging product. Under the terms of the sale, the Company is entitled to receive five percent (5%) of the buyer's sales in excess of $1,750,000 in each of four contingent sales years. The maximum amount to be received by the Company is $400,000. In conjunction with this sale, the Company reported a loss on the sale of these assets in the amount of $145,675. Items included in this loss include:

       Loss on the sale of inventory                     $ 53,868
       Loss on sale of fixed assets                        15,262
       Loss on sale of accounts receivable                 76,545
                                                         --------

       Total loss on sale                                $145,675
                                                         ========

       As part of the sale, the Company entered into an agreement with the buyer that provided that the Company would act as a broker for the buyer's products to all agencies covered under the Company's GSA contract. In exchange for this service the Company would receive a commission equal to 4% of the gross sale to the government agency. As of December 31, 1995 the Company had brockered one sale in the amount of $55,000.


NOTE K - ADVERTISING COSTS

       Advertising expense was $46,619 and $8,058 for the years ended December 31, 1995 and 1994 (unaudited).




















                                 -23-
PAGE

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No Form 8-KSB has been filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreement on any matter of accounting principle or financial statement disclosure.


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                             DIRECTOR      OTHER POSITION
NAME                  AGE    SINCE         WITH COMPANY

David S. Longworth     61     1981         President and COO

Robert Pogorelc        57      N/A         Vice President

William M. Tetrick     80     1967         CEO and Chairman of the
Board

J. Thomas Gehman       49     1981         None

Lawrence A. Bishop     51     1984         None

John P. Sanderson      59     1981         None

Robert L. Reis         57     1984         None

Hubert D. Hennessey    44     1986         None

Charles P. Amazeen, Jr 61     1988         None

David S. Longworth, a Director, is President and Chief Operating Officer since August, 1994. Prior to that he has served as Executive Vice President and has provided various engineering and consulting services to the company since 1973 until joining the Company on a full time basis in 1984. Mr. Longworth was responsible for Compliance Engineering at Applicon, Inc. of Burlington, Massachusetts, a Computer Aided Design Systems manufacturer since January 1983. From 1973 to 1983, he was employed by Nixdorf Computer Corp. of Burlington, Massachusetts, a computer manufacturer, where he was employed as an engineer.



William M. Tetrick, a Director, retired as President in August,
1994 but remains Chief Executive Officer and Chairman of the Board of Directors of the Company since December 1967.

Robert Pogorelc was elected Vice President in 1994. He joined the Company as Sales Manager in 1986 and currently is manager of Sales and Marketing. Mr. Pogorelc was a sales manager for a Synergistics dealer from 1982-1985.

J. Thomas Gehman, a Director, is currently president of On Demand Imaging of Waltham, MA. Mr Gehman was Director of Engineering for Amnet, Inc. a Watertown, Massachusetts computer network control systems manufacturer. Prior to that, he was a design engineer with Applicon , Inc. from 1981 to 1983 and an engineering manager at Nixdorf Computer from 1976-1981.

John P. Sanderson. a Director, is President of Mass Mailing
Service, Inc. of Holliston, Massachusetts, a manufacture of magnetic stripe plastic cards, since 1971.


Robert L. Reis, a Director, is currently President of Hampshire Capital Corporation, a Weston, MA, acquisition firm. Before that, he was Chairman/CEO of Kramer Scrap Inc., Greenfield, MA, a scrap metal processor and recycler; Treasurer of Syntech, Inc., Pittsburgh, PA, a specialty metal processor of stainless steel scrap, a Director of Fairfield Paper Company, Inc., Baltimore, OH, a recycled container board mill and Mr. Reis has been employed by IBM, Honeywell, Sanders Associates and Motorola.

Lawrence A.  Bishop, a Director, is Executive Vice President of
Gray, Seifert & Co., Inc., an investment and financial advisory firm, as well as a Director of several privately held firms.

Dr. Hubert D. Hennessey, a Director, has been a professor of marketing at Babson College, Babson Park, Massachusetts, since 1982. Prior to Babson College, Dr. Hennessey taught at Norwich University, Fairleigh-Dickenson College and Upsala College. Dr. Hennessey has considerable consulting and industry experience in sales and marketing.

Charles P. Amazeen, Jr., a Director, was Manager, Government Security Services, NUS Corporation. Mr Amazeen has managed the Eastern Region of the Communication Manufacturing Company. He has worked for the Hoppman Corporation, NUSAC Corporation, Cappucci Associates and Northrop/Page Communications Engineers, Inc. He was Chief, Physical and Installation Security Division, Office of the Secretary of Defense, Department of Defense.

Michael G. Kasuba was Treasurer and Clerk through 1995. Since then he has been replaced and is no longer associated with the Company in any capacity. He joined the Company in February 1988 as Controller and was elected Treasurer and Clerk in June. Mr. Kasuba was previously Treasurer and Chief Financial Officer from 1986-87 of Bettex, Inc.,Nashua, New Hampshire, a symbolic processing computer graphics engineering firm. He was Quadex Corporation Controller (a Compugraphic Corporation subsidiary), Cambridge, Massachusetts, from 1980 thru 1985. From 1974 thru 1980 he was employed by Burroughs Corporation (now Unisys).

During the past five years, none of the Company's Directors has been (1) involved in any petition under the Bankruptcy Act or Bankruptcy Code or state insolvency proceeding or any criminal proceeding, (2) the subject of any order, judgment or decree enjoining him from engaging in or limiting his involvement in any type of business practice, including securities related activities, or (3) found by any court or the Securities and Exchange Commission to have violated any securities law.

                            -25-
PAGE

ITEM 10.  MANAGEMENT REMUNERATION AND TRANSACTIONS

The following is a table of compensation paid to all executive officers and the sales manager as a group:

CASH COMPENSATION TABLE (1995)

(A) Name of Individual   (B) Capacities in which         (C) Cash
    Or Number in Group       Served                     Compensation

 All executive officers  (1) President and COO
 and sales manager as a  (2) Treasurer and Clerk
 group (3 persons).      (3) Vice President and           $203,600
                             Sales Manager




CERTAIN TRANSACTIONS

As of December 31, 1995, the Company owed Mr. Tetrick approximately $107,594 in accrued salary for services rendered and $88,700 for unpaid expenses over the past nineteen years. The total amount of money owed will be paid over a period of time at a rate of $55,000 per year, in weekly installments of $1057.69 until the debt is cleared.

History:  Wm. M. Tetrick

The Company and Mr. Tetrick entered into an agreement on December 31, 1981, regarding payment of accrued compensation, which was amended on September 30, 1983 (the "Agreement"). The Agreement provided for repayment of $100,000 of accrued salary to Mr. Tetrick prior to April 15, 1984, (2) an increase in Mr. Tetrick's salary from $25,000 to $50,000 a year as of the date of the amendment, and (3) repayment of remaining accrued compensation to Mr. Tetrick at the rate of $50,000 per year. Pursuant to the Agreement, Mr. Tetrick converted $116,000 of accrued salary owed him by the Company into 202,000 shares of Common Stock. On December 1, 1984, Mr. Tetrick received payment of $88,529 of accrued salary. Mr. Tetrick accrued his 1984 salary of $50,000. Beginning January 1, 1985, Mr. Tetrick began drawing his annual salary on a weekly basis.

As of December 31, 1995, the Company had a note receivable from its former Treasurer in the amount of $148,541.72 to reimburse the Company for certain expenses incurred and to formalize various cash advances. The note is receivable over ten (10) years with annual interest of 7.5% and weekly payments of $150. The balance is due at the end of ten years and the loan is secured by a second mortgage on the borrower's personal residence. As collection of amounts outstanding on this note is questionable, a reserve has been established for the full amount of the outstanding loan.

During the years 1989 into 1995, the Company had a third party business relationship with Mass Mailing, a Holliston, Massachusetts magnetic stripe card manufacturing company.
Mr.Sanderson, a Director, is the President of Mass Mailing.  The
Company has since begun purchasing cards from another source and performs embossing and encoding of the cards in house.

                             -26-
PAGE

COMPENSATION PURSUANT TO PLANS

The following table sets forth for each officer who has received options, the number of options granted under both the 1983 and
1988
stock plans, the year of grant and the option price:

                   Year of  Option  Number
Name               Grant    Price   of Shares

William M. Tetrick  1985    $2.75       5,000    Expired in 1995
David S. Longworth  1985    $2.50       5,000    Expired in 1995
William M. Tetrick  1986    $2.75      12,034
David S. Longworth  1986    $2.50       7,776
William M. Tetrick  1987    $2.75      14,697
David S. Longworth  1987    $2.50       9,019
William M. Tetrick  1988    $1.10      74,000
William M. Tetrick  1988    $2.75       6,763
David S. Longworth  1988    $1.00      20,000
David S. Longworth  1988    $2.50       9,805
Michael G. Kasuba   1988    $2.50      10,437
William M. Tetrick  1989    $2.75      11,925
David S. Longworth  1989    $2.50      10,417
Michael G. Kasuba   1989    $2.50       5,000
William M. Tetrick  1990    $2.75      12,210
David S. Longworth  1990    $2.50      10,822
Michael G. Kasuba   1990    $2.50       1,480
William M. Tetrick  1991    $2.75      12,963
David S. Longworth  1991    $2.50      11,643
Michael G. Kasuba   1991    $2.50       2,068
David S. Longworth  1995    $2.50      23,084
Robert Pogorelc     1995    $2.50       4,981
Michael S. Kasuba   1995    $2.50       4,059

As of March 1, 1996, unexercised options for the purchase of an aggregate of 431,099 shares were held by all employees of the Company (including those held by Officers and Directors).

No incentive stock option granted by the Company has included any tandem rights, such as appreciation rights, nor has any incentive stock option granted by the Company been exercised during 1991.

As of December 31, 1995, the Company had no pension or similar plan.


OTHER COMPENSATION

The Company has no other plan or arrangement whereby any person will receive remuneration upon the termination of his status as an employee, officer or director of the Company. The Company had paid, as of March 1, 1996, no forms of contingent compensation.


Other than the transactions described herein, there were no material transactions during 1995 to which any of the following persons has a direct or indirect interest: (1) any director or officer of the Company, (2) any nominee for election as a director, (3) any person who, to the Company's knowledge, owns 5% or more of the Company's stock, or (4) any relative or spouse (or relative of such spouse) of the foregoing persons.

                             -27-
PAGE

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of December 31, 1995 held of record or was known by the Company to own beneficially more that 5% of the outstanding Common Stock, by each director and by all directors and officers as a group.

                               AMOUNT AND NATURE     PERCENTAGE OF
                               OF BENEFICIAL         COMMON STOCK
NAME AND ADDRESS               OWNERSHIP (1) (10)    OUTSTANDING

William M. Tetrick
2 Ridgeway Drive               568,169 (2) (3) (4)   6.11%
Wellesley Hills, MA    02181           (5)

David S. Longworth
65 School Street Ext.          106,141 (6)           1.14%
Natick, MA   01760

J. Thomas Gehman
141 Marked Tree Road            12,000 (8)           0.1%
Needham, MA   02192

John P. Sanderson
c/o/ Mass Mailing
1657 Washington Street          15,100 (8)           0.16%
Holliston, MA   01746

Robert L. Reis
126 Cherry Brook Road           10,000 (8)           0.1%
Weston, MA   02193

Lawrence Bishop
c/o Gray, Seifert & Co. Inc.
380 Madison Avenue              10,000 (8) (11)      0.1%
New York, NY   10017

Hubert D. Hennessey
28 Maple Street                 10,000 (8)           0.1%
Lexington, MA   02173

Charles P. Amazeen, Jr.
2108 Penfield Lane               6,000 (9)           0.06%
Bowie, MD   20716

Michael G. Kasuba
13 Cooper Road                  19,027 (7)           0.2%
Natick, MA   01760

Legg Mason, Inc.
c/o Gray Seifert & Co., Inc.
380 Madison Ave.
New York, NY  10017           6,018,846 (12)        64.7%


All Directors and Officers
as a Group  (10 persons)       756,437               8.1%


                               -28-
PAGE

(1) Unless otherwise indicated in the following footnotes, ownership is both beneficial and of record.

(2) Excludes 13,350 shares owned of record by Mr. Tetrick's wife and 4,840 shares owned by his son, Paul Tetrick, who resides with him, as to which he disclaims beneficial ownership.

(3)  Excludes 131,883 shares owned of record by Gary Cramer, Mr.
Tetrick's son-in-law; 3,200 shares owned by Gary and/or
Margaret Cramer, Mr. Tetrick's daughter, and 2,200 shares owned by the children of Mr. and Mrs. Cramer as to which Mr. Tetrick disclaims beneficial ownership.

(4) Excludes 18,876 shares owned of record by other children and grand children of Mr. Tetrick not already disclosed in points
(2) and (3) above as to which Mr. Tetrick disclaims beneficial ownership.

(5) Includes 149,592 shares of Common Stock acquirable on exercise of stock options.

(6) Includes 84,482 shares of Common Stock acquirable on exercise of stock options.

(7) Includes 19,027 shares of Common Stock acquirable on exercise of stock options.

(8) Includes 10,000 shares of Common Stock acquirable on exercise of stock options under the 1987 Director Stock Option Plan.

(9) Includes 6,000 shares of Common Stock acquirable on exercise of stock options under the 1987 Director Stock Option Plan.

(10) All options are considered non-dillutive since exercise price exceeds last known market price.

(11) Excludes 6,018,846 shares of Common Stock owned by customers of Legg Masson, Inc., the parent company of Gray Seifert & Co., Inc. Through agreements with such customers, Gray Seifert has discretionary power to vote these shares.

(12) Consists of shares of Common Stock owned by customers of Gray Siefert & Co., Inc., an affilliate of Legg Mason, Inc.;
however, through agreements with these customers, Gray Seifert has the discretionary power to vote and dispose of all such shares.

                           -29-
PAGE

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          NONE


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
          REPORTS ON FORM 8-K

(a)(1)  The following financial statements of Synergistics, Inc.
are included in Part II Item 8:

Index to Financial Statements years ended                  Page
Number
December 31, 1995 and 1994

Independent Auditors' Report - February 26, 1996                12

Balance Sheets as of December 31, 1995 and                      13
December 31, 1994

Statements of Operations for years ended                        14
December 31, 1995 and 1994

Statements of Stockholders' Equity (Deficit) for                15
years ended December 31, 1995 and 1994

Statements of Cash Flows for years ended                        16
December 31, 1995 and 1994

Notes to Financial Statements
17-25

(b) Exhibits                                               Page
Number

3.1 Articles of Organization and amendments thereto, as amended through December 31, 1985 are incorporated by reference from Form 10-K for the year ended December 31, 1982

3.2 Amendment to Articles of Organization is incorporated by reference from Form 10-K for the year ended December 31, 1987

3.3 By-Laws, as amended, are incorporated by reference from Form 10-K for the year ended December 31, 1982

3.4 Amendment to Articles of Organization is incorporated by reference from Form 10-K for the year ended December 31, 1988

3.5 Amendment to Articles of Organization is incorporated by reference from Form 10-K for the year ended December 31, 1990

3.6 Amendment to Articles of Organization is incorporated by reference from Form 10-K for the year ended December 31, 1991

10.1  Sale of Imaging Assets

10.2 Agreement with William M. Tetrick, dated December 30, 1981, is incorporated by reference from Form 10-K for the year ended
      December 31, 1983

10.3 Forms of Incentive Stock Option Plan of 1982 and Incentive Stock Option Agreement are incorporated by reference from Form 10-Q for the period ended March 31, 1983

10.4 Forms of Incentive Stock Option Plan of 1983 and Incentive Stock Option Agreement are incorporated by reference from Form 10-Q for the period ended March 31, 1984

10.5 Forms of Directors Stock Option Plan of 1987 and Directors Stock Option Agreement are incorporated by reference from Form 10-K for the period ended March 31, 1987


23  Consent of Livingston & Haynes, P.C., Independent Auditors

27  Financial Data Schedule




Supplemental Information
The Company plans to furnish proxy materials and an Annual Report to Stockholders to its stockholders subsequent to the date of this Form 10K, at which time copies shall be furnished to the Commission.

SYNERGISTICS, INC.


By ______________________________
   David S. Longworth
   President and Chief Operations Officer

Date_____________________________

                                 -30-
PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Synergistics, Inc. has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By_/S/DAVID S. LONGWORTH________
   David S. Longworth
   President, COO and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By_/S/DAVID S. LONGWORTH________  _/S/WILLIAM M> TETRICK________
  David S. Longworth               William M. Tetrick
  President, COO and Director      Director

Date_12/30/96___________________  __12/30/96 __________________


By/S/LAWRENCE BISHOP____________  _/S/JOHN P. SANDERSON________
  Lawrence Bishop                  John P. Sanderson
  Director                         Director

Date_12/30/96___________________  _12/30/96_____________________


By_/S/J. THOMAS GEHMAN___________  _____________________________
  J. Thomas Gehman                 Hubert D. Hennessey
  Director                         Director

Date_12/30/96____________________  _______________________________


By______________________________  _/S/CHARLES P. AMAZEEN, JR._____
  Robert L. Reis                   Charles P. Amazeen, Jr.
  Director                         Director

Date____________________________  _12/30/96_________________________