Form 10-Q
period 1996-03-31
SYNERGISTICS INC
filed 1997-03-24
CIK 95986

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.   20549

                               FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                         Commission File Number O-6421
March 31, 1996

                          SYNERGISTICS, INC.

MASSACHUSETTS                                04-2283157
(State of Incorporation)                     (IRS Employer ID Number)

9 Tech Circle, Natick, MA                    01760
(Address of Principal Executive Office)      (Zip Code)

Registrant's telephone number,
including area code                          (508)655-1340

Securities registered pursuant to Section 12(g) of the Act.

                     Common Stock $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

Yes           No  x

There is no public market for, and thus no aggregate market value of, the registrants securities.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

Class Outstanding at                    April 30,1996
Common Stock, one cent par value           9,297,561


               NO DOCUMENTS INCORPORATED BY REFERENCE

                           SYNERGISTICS, INC.
                             BALANCE SHEET


                                  ASSETS

                                    (UNAUDITED)

                                        Mar 31       Dec 31
                                          1996         1995
CURRENT ASSETS
  Cash                              $  213,657   $  332,151
  Accounts receivable                  364,685      346,795
  Inventories                          224,155      201,546
  Prepaid expenses                      42,907       23,180
                                       -------      -------
TOTAL CURRENT ASSETS                   845,404      903,672

EQUIPMENT, less allowances of $48,985
and $45,700 for depreciation            56,060       52,795

DEFERRED TAXES                         817,776      817,776
                                     ---------    ---------
TOTAL ASSETS                        $1,719,240   $1,774,243
                                     =========    =========

    LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable            $  144,819   $  163,774
  Accrued expenses and other current    59,517       67,633
  Amount due stockholder               182,547      196,296
                                       -------      -------
TOTAL CURRENT LIABLITIES               386,883      427,703

STOCKHOLDERS' EQUITY
  Common Stock (9,297,561 shares issued
    including shares held in Treasur    92,976       92,976
  Additional paid-in capital         6,542,237    6,542,237
  Retained earnings (deficit)       (5,295,721)  (5,281,538)
                                     ---------    ---------
                                     1,339,492    1,353,675
  Cost of Common Stock held in Treas    (7,135)      (7,135)
                                     ---------    ---------
                                     1,332,357    1,346,540

TOTAL LIABILITIES, PREFERRED         ---------    ---------
STOCK AND SHAREHOLDERS' EQUITY      $1,719,240   $1,774,243
                                     =========    =========


                              (UNAUDITED)
                           SYNERGISTICS, INC.
                        STATEMENT OF OPERATIONS
         PERIOD OF THREE MONTHS ENDED MARCH 31,1996 AND 1995




                                          1996         1995
Sales                                $ 480,532    $ 547,568
Other income                             4,635        3,906
                                       -------      -------
                                       485,167      551,474

Costs and expenses:
  Cost of sales                        240,910      252,559
  Selling, general and administrative  258,440      210,183
  Interest expense                           0       46,357
                                       -------      -------
                                       499,350      509,099
                                       -------      -------
Net gain (loss)                       $(14,183)    $ 42,375
                                       =======      =======
 Gain (loss) per share of Common Stock
  Assuming no dilution                  ($0.00)       $0.00
  Assuming full dilution                ($0.00)       $0.00



                              (UNAUDITED)
                           SYNERGISTICS, INC.
              STATEMENT OF CHANGES IN FINANCIAL POSITION
           PERIODS OF THREE MONTHS MARCH 31, 1996 AND 1995

                                          1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                     $(14,183)    $ 42,375

Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
  Depreciation                           3,285        1,636
  (Increase) decrease in accounts re   (17,890)      41,884
  (Increase) decrease in inventories   (22,609)     (19,652)
  (Increase) decrease in prepaid expenses
    and other assets                   (19,727)         206
  Increase (decrease) in accounts pa   (18,955)      98,557
  Increase (decrease) in accrued expenses
    and other current liabilities       (8,116)    (109,931)
  Increase (decrease) in amounts due
    shareholder                        (13,749)           0
                                       -------      -------
TOTAL ADJUSTMENTS                      (97,761)      12,700
                                       -------      -------
NET CASH USED BY OPERATING ACTIVITIES (111,944)      55,075

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                    (6,550)     (13,409)
                                        ------       ------
NET CASH (USED) BY INVESTING ACTIVITIES (6,550)     (13,409)
                                       -------       ------
NET CHANGE IN CASH                    (118,494)      41,666

CASH AT BEGINNING OF YEAR              332,151      149,909
                                       -------      -------
CASH AT END OF PERIOD                  213,657      191,575



                         SYNERGISTICS, INC.
                        SELECTED INFORMATION


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

Basis of Presentation
It is the opinion of management that all significant adjustments which are routine recurring adjustments reflected in the accompanying March 31 financial statements which are necessary to present fairly such interim financial statements.

Accounting Policy for Revenues and Costs of Sales
Revenues are recognized at the time of product shipment. Cost of sales is computed using the "gross profit" method based upon historical results of operations. Other cost, included in costs of sales, are based upon such costs as acutally incurred.

Inventories
Inventories are comprised of the following:

                               *  3/31/96                 12/31/95

Finished Goods & WIP              100,000                  90,000
Finished Goods & WIP              124,155                 111,546
                                  -------                 -------
Total Inventories                 224,155                 201,546

*Allocation Based Upon Estimate

(Loss) per Common Share
The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security.

The following schedule sets forth the number of shares used in computing earnings per share:

                                               Period of Three Months
                                                  Ended March 31
                                                  1996           1995

   Assuming no dilution
   Common Stock Outstanding April 30, 1996  9,297,561
   Shares held in Treasury 16,445
   Total Shares       12,000,000



                    PART I  FINANCIAL INFORMATION

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 1996, the Company recorded sales of $480,532 compared to $547,568. At March 31, 1996 the Company had a backlog of approximately $73,794.

Cost of sales as a percentage of sales increased to 50.1% from 46.1% for the three months ended March 31, 1996 and 1995, respectively.

For the period of three months ended March 31, 1996, selling, general and administrative expenses increased by $48,257 over the period of three months ended March 31, 1995. Development expenses approximated $60,975 and $50,260 for the period three months ended March 31, 1996 and 1995 respectively.

                   PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
There are currently no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGE IN SECURITIES
There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first three months of calendar year 1996.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were brought to a vote of the Company;s security holders during the first quarter.

ITEM 4.  EXHIBITS AND FORM 8-K
None.

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf, the undersigned thereunto being duly authorized.


DATE  2/28/97                           BY /S/WILLIAM M. TETRICK
                                              William M. Tetrick
                                              Chairman of the Board



DATE  2/28/97                           BY /S/DAVID S. LONGWORTH
                                              David S. Longworth
                                              President and Clerk