Form 10-Q
period 1996-06-30
SYNERGISTICS INC
filed 1997-03-24
CIK 95986

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

    For Quarter Ended                         Commission File Number O-6421
    June 30, 1996

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

    Class Outstanding at                     July 31,1996
    Common Stock, one cent par value           9,297,561


                   NO DOCUMENTS INCORPORATED BY REFERENCE



                               SYNERGISTICS, INC.
                                 BALANCE SHEET


                                   ASSETS
                                        (UNAUDITED)
                                           June 30       Dec 31
                                              1996         1995
    CURRENT ASSETS
      Cash                                $162,703     $332,151
      Accounts receivable                  468,432      346,795
      Inventories                          254,823      201,546
      Prepaid expenses                      62,632       23,180
                                           -------      -------
    TOTAL CURRENT ASSETS                   948,590      903,672

    EQUIPMENT, less allowances of $52,270
    and $45,700 for depreciation            56,944       52,795

    DEFERRED TAXES                         817,776      817,776
                                         ---------    ---------
    TOTAL ASSETS                        $1,823,310   $1,774,243


            LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Trade accounts payable              $170,710     $163,774
      Accrued expenses and other current
       liabilities                          60,180       67,633
      Amount due stockholder               168,797      196,296
                                           -------      -------
    TOTAL CURRENT LIABLITIES               399,687      427,703

    STOCKHOLDERS' EQUITY
      Common Stock (9,297,561 shares issued
       including shares held in Treasury    92,976       92,976
      Additional paid-in capital         6,542,237    6,542,237
      Retained earnings (deficit)       (5,204,455)  (5,281,538)
                                         ---------    ---------
                                         1,430,758    1,353,675
      Cost of Common Stock held
        in Treasury                         (7,135)      (7,135)
                                         ---------    ---------
                                         1,423,623    1,346,540

    TOTAL LIABILITIES, PREFERRED         ---------    ---------
      STOCK AND SHAREHOLDERS' EQUITY    $1,823,310   $1,774,243




                                  (UNAUDITED)
                               SYNERGISTICS, INC.
                            STATEMENT OF OPERATIONS
                 PERIOD OF SIX MONTHS ENDED JUNE 30,1996 AND 1995


                                              1996         1995

    Sales                               $1,140,720   $1,087,759
    Other income                             9,740        1,470
                                         ---------    ---------
                                         1,150,460    1,089,229

    Costs and expenses:
      Cost of sales                        533,725      498,703
      Selling, general and administrativ   539,643      430,173
      Interest expense                           9       92,444
                                         ---------    ---------
                                         1,073,377    1,021,320
                                         ---------    ---------
    Net gain (loss)                         77,083       67,909
                                         =========    =========
     Gain (loss) per share of Common Stock
      Assuming no dilution                   $0.01        $0.01
      Assuming full dilution                 $0.01        $0.01




                                  (UNAUDITED)
                               SYNERGISTICS, INC.
                  STATEMENT OF CHANGES IN FINANCIAL POSITION
               PERIODS OF SIX MONTHS JUNE 30, 1996 AND 1995

                                              1996         1995
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                    $  77,083   $   67,909

    Adjustments to reconcile net loss to net
    cash (used) provided by operating activities:
      Depreciation                           6,570        3,272
      (Increase) decrease in accounts recv(121,637)      83,391
      (Increase) decrease in inventories   (53,277)      (2,027)
      (Increase) decrease in prepaid expenses
        and other assets                   (39,452)    (163,827)
      Increase (decrease) in accounts
        payable                              6,936      155,536
      Increase (decrease) in accrued expenses
        and other current liabilities       (7,453)     (85,770)
      Increase (decrease) in amounts due
        shareholder                        (27,499)           0
                                          --------      -------
    TOTAL ADJUSTMENTS                     (235,812)      (9,425)
                                          --------      -------
    NET CASH USED BY OPERATING ACTIVITIES (158,729)      58,484

    CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                   (10,719)      21,361
                                           -------      -------
    NET CASH (USED) BY INVESTING ACTIVITIES(10,719)      21,361
                                           -------      -------
    NET CHANGE IN CASH                    (169,448)      79,845

    CASH AT BEGINNING OF YEAR              332,151      149,909
                                           -------      -------
    CASH AT END OF PERIOD                  162,703      229,754
                                           =======      =======



                             SYNERGISTICS, INC.
                            SELECTED INFORMATION

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for full year.

    Basis of Presentation
    It is the opinion of management that all significant adjustments which routine recurring adjustments reflected in the accompanying June 30 financial statements which are necessary to present fairly such interim financial statements.

    Accounting Policy for Revenues and Costs of Sales
    Revenues are recognized at the time of product shipment. Cost of sales is computed using the "gross profit" method based upon historical results of operations. Other cost, included in costs of sales, are based upon such costs as acutally incurred.

    Inventories
    Inventories are comprised of the following:

                                   *  6/30/96                12/31/95

    Finished Goods & WIP             $100,000                $ 90,000
    Finished Goods & WIP              154,823                 111,546
                                      -------                 -------
    Total Inventories                 254,823                 201,546

    *Allocation Based Upon Estimate

    (Gain) per Common Share
    The weighted average number of shares of common stock outstanding use in computing (gain) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market of the security.

    The following schedule sets forth the number of shares used in compution earnings per share:

                                                   Period of Six Months
                                                      Ended June 30
                                                      1996           1995

       Assuming no dilution
       Common Stock Outstanding July 31, 1996      9,297,561
       Shares held in Treasury                        16,445
       Total Shares                               12,000,000




                        PART I  FINANCIAL INFORMATION

    ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For the six months ended June 30, 1996, the Company recorded sales of $1,140,720 compared to $1,087,759. At June 30, 1996 the Company had backlog of approximately $84,885.

    Cost of sales as a percentage of sales increased to 46.8% from 45.8% for the six months ended June 30, 1996 and 1995, respectively.

    For the period of six months ended June 30, 1996, selling, general and administrative expenses increased by $109,470 over the period of months ended June 30, 1995. Development expenses approximated $124,500 and $107,250 for the period six months ended June 30, 1996 and 1995 respectively.

                       PART II OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS
    There are currently no pending legal proceedings to which the Company a party or to which any of its property is subject.

    ITEM 2.  CHANGE IN SECURITIES
    There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first six months of calendar year 1996.

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