Form 10-Q
period 1996-09-30
SYNERGISTICS INC
filed 1997-03-24
CIK 95986

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

    For Quarter Ended                         Commission File Number O-64
    September 30, 1996

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

    Class Outstanding at                     October 31,1996
    Common Stock, one cent par value           9,297,561


                   NO DOCUMENTS INCORPORATED BY REFERENCE

                               SYNERGISTICS, INC.
                                 BALANCE SHEET


                                     ASSETS

                                        (UNAUDITED)
                                           Sept 30       Dec 31
                                              1996         1995
    CURRENT ASSETS
      Cash                                 194,030      332,151
      Accounts receivable                  358,933      346,795
      Inventories                          265,211      201,546
      Prepaid expenses                      41,936       23,180
                                           -------      -------
    TOTAL CURRENT ASSETS                   860,110      903,672

    EQUIPMENT, less allowances of $56,519
    and $45,700 for depreciation            66,106       52,795

    DEFERRED TAXES                         817,776      817,776
                                         ---------    ---------
    TOTAL ASSETS                         1,743,992    1,774,243
                                         =========    =========

            LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Trade accounts payable               124,614      163,774
      Accrued expenses and other current    61,321       67,633
      Amount due stockholder               155,047      196,296
                                           -------      -------
    TOTAL CURRENT LIABLITIES               340,982      427,703

    STOCKHOLDERS' EQUITY
      Common Stock (9,297,561 shares issued
        including shares held in Treasur    92,976       92,976
      Additional paid-in capital         6,542,237    6,542,237
      Retained earnings (deficit)       (5,225,068)  (5,281,538)
                                         ---------    ---------
                                         1,410,145    1,353,675
      Cost of Common Stock held in Treas    (7,135)      (7,135)
                                         ---------    ---------
                                         1,403,010    1,346,540

    TOTAL LIABILITIES. PREFERRED STOCK   ---------    ---------
    AND SHAREHOLDERS' EQUITY             1,743,992    1,774,243
                                         =========    =========

                                  (UNAUDITED)
                               SYNERGISTICS, INC.
                            STATEMENT OF OPERATIONS
              PERIOD OF NINE MONTHS ENDED SEPTEMBER 30,1996 AND 1995




                                              1996         1995
    Sales                                1,668,236    1,646,346
    Other income                             2,342        4,011
                                         ---------    ---------
                                         1,670,578    1,650,357

    Costs and expenses:
     Cost of sales                         791,430      762,243
     Selling, general and administrative   822,366      631,000
     Interest expense                          311      138,139
                                         ---------    ---------
                                         1,614,107    1,531,382

    Net gain (loss)                         56,471      118,975

     Gain (loss) per share of Common Stock
      Assuming no dilution                   $0.01        $0.01
      Assuming full dilution                 $0.01        $0.01

                                  (UNAUDITED)
                               SYNERGISTICS, INC.
                  STATEMENT OF CHANGES IN FINANCIAL POSITION
               PERIODS OF NINE MONTHS SEPTEMBER 30, 1996 AND 1995

                                              1996         1995
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                       56,471      118,975

    Adjustments to reconcile net loss to net
    cash (used) provided by operating activities:
      Depreciation                          10,819        4,907
      (Increase) decrease in accounts rec  (12,138)      36,745
      (Increase) decrease in inventories   (63,666)     (59,486)
      (Increase) decrease in prepaid expenses
        and other assets                   (18,756)    (158,429)
      Increase (decrease) in accounts pay. (39,160)     234,132
      Increase (decrease) in accrued expenses
        and other current liabilities       (6,312)     (52,859)
      Increase (decrease) in amounts due
        shareholder                        (41,249)           0
                                          --------     --------
    TOTAL ADJUSTMENTS                     (170,462)       5,010
                                          --------     --------
    NET CASH USED BY OPERATING ACTIVITIE  (113,991)     123,985

    CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                   (24,130)     (30,351)
                                           -------      -------
    NET CASH (USED) BY INVESTING ACTIVIT   (24,130)     (30,351)

    NET CHANGE IN CASH                    (138,121)      93,634

    CASH AT BEGINNING OF YEAR              332,151      149,909
                                           -------      -------
    CASH AT END OF PERIOD                  194,030      243,543
                                           =======      =======

                             SYNERGISTICS, INC.
                            SELECTED INFORMATION


    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K. The results of operations for the period ended Sept. 30, 1996 are not necessarily indicative of the operating results for full year.

    Basis of Presentation
    It is the opinion of management that all significant adjustments which routine recurring adjustments reflected in the accompanying September financial statements which are necessary to present fairly such interim financial statements.

    Accounting Policy for Revenues and Costs of Sales
    Revenues are recognized at the time of product shipment. Cost of sales is computed using the "gross profit" method based upon historical results of operations. Other cost, included in costs of sales, are based upon such costs as acutally incurred.

    Inventories
    Inventories are comprised of the following:

                                   *  9/30/96                 12/31/95

    Finished Goods & WIP              110,000                  90,000
    Finished Goods & WIP              176,296                 111,546
                                      -------                 -------
    Total Inventories                 286,296                 201,546

    *Allocation Based Upon Estimate

    (Gain) per Common Share
    The weighted average number of shares of common stock outstanding used in computing (gain) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market of the security.

    The following schedule sets forth the number of shares used in computing earnings per share:

                                                   Period of Nine Months
                                                      Ended September 30
                                                      1996           1995

       Assuming no dilution
       Common Stock Outstanding October 31, 1996  9,297,561      9,297,561
       Shares held in Treasury                       16,445         16,445
       Total Shares Authorized                    12,000,000    12,000,000




                        PART I  FINANCIAL INFORMATION

    ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For the nine months ended September 30, 1996, the Company recorded sales of $1,668,236 compared to $1,646,346. At September 30, 1996 the Company had a backlog of approximately $48,631.

    Cost of sales as a percentage of sales increased to 47.4% from 46.3% for the nine months ended September 30, 1996 and 1995, respectively.

    For the period of nine months ended September 30, 1996, selling, general and administrative expenses increased by $191,366 over the period of months ended September 30, 1995. Development expenses approximated $186,218 and $161,131 for the period nine months ended September 30, 1996 and respectively.

                       PART II OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS
    There are currently no pending legal proceedings to which the Company a party or to which any of its property is subject.

    ITEM 2.  CHANGE IN SECURITIES
    There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first nine months of calendar year 1996.

    ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    No matters were brought to a vote of the Company;s security holders during the first quarter.

    ITEM 4.  EXHIBITS AND FORM 8-K
    None.

    Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf, the undersigned thereunto being duly authorized.


    DATE 2/19/97                            BY /S/WILLIAM M. TETRICK
                                               William M. Tetrick
                                               Chairman of the Board

    DATE 2/19/97                            BY /S/DAVID S. LONGWORTH
                                               David S. Longworth
                                               President and Clerk