Form 10KSB
period 1996-12-31
SYNERGISTICS INC
filed 1997-05-15
CIK 95986

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:                Commission File No.:
December 31, 1996                         0-6421

                          SYNERGISTICS, INC.

Massachusetts                             04-2283157
(State of Incorporation)                  (IRS Employer I.D.
Number)

9 Tech Circle, Natick, MA                 01760
(Address of Principal Executive Office)   (Zip Code)

Registrant's telephone number,
including area code                       (508) 655-1340

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

  Yes _X___    No ______

To the Company's knowledge, only a limited public market for its securities existed as of December 31, 1996 and there was no aggregate market value of registrant's securities as of that date.

State issuer's revenues for its most recent fiscal year
$2,288,275

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practical date.

Common Stock, $0.01 Par Value               9,297,561
(Title of Class)                (Shares Outstanding at March 1,
1997)

Exhibit Index is located on pages 11 and 38 of this Form 10-K.

                 DOCUMENTS INCORPORATED BY REFERENCE

Form 10-QSB filed with the Commission by the Company for period ending September 30, 1996

Purchase and Sale Agreement dated July 22, 1994 regarding the
Sale of Imaging System Assets
                                   -1-
PAGE

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

(c)  Narrative Description of Business

Description of Products

The Company has been  marketing bank ATM access control products
since 1977.   These products consisted of MSLR1, ATM III, and ATM
Access. Bank ATM access control revenue represented approximately 35% of all Company revenue in 1996, 49% in 1995 and 63% in 1994. The Company has sold ATM access control products to over 20,000 bank installations and believes that there are over 100,000 ATM installations worldwide.

PC-PAC was introduced in 1984. PC-PAC provides hard copy for permanent records, provides instantaneous check of personnel in a given area and retains a record of those cards which have been used to attempt access to an area where the cardholder was not authorized. Product options include zoned anti-passback; alarm, elevator and relay control; as well as disk logging. PC-PAC revenue approximated 3% of all company revenue in 1996, 4% in 1995 and 4% in 1994. The Company believes that a PC-PAC system is appealing to wide variety of business, government and institutional users. For example, in a defense plant, where access to facilities is restricted and record retention required, a multi-functional PC-PAC can be used to control access to both general and particular areas by various categories of personnel according to specific government security clearances. A hospital can use PC-PAC to monitor, record and restrict access to various employee service and supply areas by appropriate coding of access cards. Large commercial and institutional users can use PC-PAC to regulate access to research areas, computer facilities or elevators. The Government has found PC-PAC very effective in many areas. PC-PAC sales are on a declining curve due to the WA-PAC and Building Watch products which are taking its place in many installations.

The Company introduced WA-PAC in 1988 as a network access control system which controls multiple sites/buildings through the use of a single host computer. Network communications could be direct connect or dial-up telephone lines. The sites could be a building complex such as an office park/university or remote decentralized facilities controlled from a single central site. Product shipments began in the third quarter of 1988. WA-PAC revenue approximated 10% of total company revenue in 1996, 17% in 1995 and 10% in 1994.

The Company developed and announced Building Watch in 1990.
Initial product shipments began in December 1990. Building Watch revenues approximated 14% of total company revenue in 1996, 21% in 1995, and 8% in 1994. The Company expects a significant revenue contribution from this product design in 1996 and beyond.

The Company announced MINI-PAC II in the Fourth Quarter of 1988 and began shipping the product in the First Quarter of 1989.
MINI PAC II revenues approximated 1% of total company revenue in 1996, 1% in 1995 and 2% in 1994.

The Company announced Door Watch in December of 1992 and began shipping the product December of that year. Door Watch revenues approximated 2% of total company revenue in 1996, 2% in 1995 and 3% in 1994.

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

BACKLOG

The ending backlog was $34,864 in 1996, $51,825 in 1995 and $77,938 in 1994.


RESEARCH AND DEVELOPMENT

The Company expends monies on technical support and the enhancement of existing products. Such expenditures are consistent with the Company's overall product maintenance and enhancement strategies. No research and development expenses have been incurred for the years ended December 31, 1996, December 31, 1995 and December 31, 1994.

                            -5-
PAGE

GOVERNMENT CONTRACTS

The Company does not actively pursue government contracts, but does have a GSA contract and sells to the government whenever it is advantageous. Government revenue approximated 1% of total revenue in 1996, 4% in 1995 and 1% in 1994.

None of the Company's sales under government contracts are subject to re-negotiation of profits or termination of contracts or subcontracts, to the best of the Company's knowledge.

COMPETITORS

Over 150 companies compete in the card based access control marketplace. The principle Company competitors include Cardkey Systems, Sensormatic, Westinghouse, CASI-RUSCO, Corby Industries, and Northern Computers. The Company believes its sales volume is a small fraction of the combined sales of the Company's major competitors.

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

PERSONNEL

At December 31, 1996, the Company had twenty one (21) full time employees.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
         OPERATIONS  AND EXPORT REVENUE

The Company operates exclusively from a headquarters facility located in Natick, Massachusetts.

Export revenue approximated 19% of total revenue in 1996, 22% in 1995 and 29% in 1994. The Company sells to American brokers doing business abroad and directly to end users and foreign dealers. The currency used for all sales to foreign firms is the U.S. Dollar. Below is a percentage summary of total revenues by foreign sector for the years 1996, 1995 and 1994:

Unaudited Percentage of Exports By Sector   1996        1995       1994
   Middle East including Turkey              28%         30%        20%
   Canada                                    12%         15%        18%
   South/Central America and Mexico          14%         36%        37%
   South Pacific and Far East                 7%          6%         5%

   Grand Total                               61%         87%        79%


ITEM 2.  PROPERTIES

The Company currently leases approximately 7,160 square feet of office and manufacturing space in a one story brick and masonry building located at 9 Tech Circle, Natick, Massachusetts under the terms of a five year lease which expires June 1, 1999. The current monthly base rate is $3,580. Additionally the Company is required to pay utility charges and insurance costs as well as the Company's portion of taxes and common space charges.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings are pending to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the Fourth Quarter of 1996.


ITEM 5.  MARKET OF THE COMPANY'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

As of December 31, 1996, to the Company's knowledge, only a limited public market for its Common Stock existed. The Common Stock is not presently registered on any stock exchange. The Company is not aware of any over-the-counter trading in its stock the past two years.

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




                             PART 11

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

1996 Compared to 1995

Revenues for 1996 were $2,288,275, an increase of $14,628 compared with 1995.

Cost of Sales as a percentage of revenue increased to 63.07% from 54.26% and selling expenses for 1996 increased by $87,774 when compared to 1995. The increase in Cost of Sales was due to necessary product enhancement expenditures. Increases in Sales & Marketing expenses relate to the Company's development of new promotional materials and an aggressive advertising campaign.

At December 31, 1996, current assets exceeded current liablilities by $427,802 including cash in commerical checking and money market accounts of $101,550.

1995 Compared to 1994

Revenues for 1995 were $2,273,647 or declining when compared to 1994. This net decline of $505,146 was mainly due to the expected decline of the ATMA product line sales when the New York City installations were completed. System sales increased as expected by $212,000 for 1995 due to enhanced advertising and sales personnel while stand alone systems declined by $64,000.

Cost of Sales as a percentage of revenue decreased to 54.26% from 55.50% when compared to 1994. In 1995, certain manufacturing operations previously done by outside assemblers were converted to an in house operation. This increase in labor is offset by the reduction in subcontractor expense. Selling expenses for 1995 decreased by $82,970 due to the reduction of salaries and expenses necessary to support the video imaging product line. General and administrative expense declined approximately $10,000 due to reduced occupancy costs.

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


LIQUIDITY AND CAPITAL RESOURCES

During 1996, the Company operated on it own cash flow without any additional outside capital requirements.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements years ended                  Page
Number
December 31, 1996 and  1995

Independent Auditors' Report - March 14, 1997                  11

Balance Sheets as of December 31, 1996 and                     12
December 31, 1995

Statements of Operations for years ended                       13
December 31, 1996 and  1995

Statements of Stockholders' Equity                             14
for years ended December 31, 1996 and  1995


Statements of Cash Flows for years ended                       15
December 31, 1996 and 1995

Notes to Financial Statements                               16-22







                                -10-
PAGE

                           INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Synergistics, Inc.
Natick, Massachusetts

We have audited the accompanying balance sheets of Synergistics, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergistics, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Wellesley, Massachusetts
March 14, 1997

                         SYNERGISTICS, INC.

                           BALANCE SHEETS

                      DECEMBER 31, 1996 AND 1995



                               ASSETS

                                               1996        1995
CURRENT ASSETS
  Cash and equivalents                      $  101,550   $  332,151
  Trade accounts receivable, net of
    reserves of $20,000 and $35,000 in
    1996 and 1995, respectively                492,559      346,795
  Inventories                                  239,818      201,546
  Prepaid expenses                              20,710       23,180
                                               -------      -------
                     TOTAL CURRENT ASSETS      854,637      903,672

EQUIPMENT                                      122,652       98,495
  Less depreciation and amortization            60,363       45,700
                                                ------       ------
                                                62,289       52,795

DEFERRED TAXES                                 817,776      817,776
                                             ---------    ---------
                                            $1,734,702   $1,774,243
                                            ==========   ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                    $  220,275   $  163,774
  Accrued expenses and
    other current liabilities                   65,263       67,633
  Amounts due stockholder                      141,297      196,296
                                            ----------     --------
                TOTAL CURRENT LIABILITIES      426,835      427,703

COMMITMENTS AND CONTINGENT LIABILITIES            -            -

STOCKHOLDERS' EQUITY
  Common Stock (authorized 12,000,000 shares;
    issued 9,297,561 shares, including
    16,445 shares held in Treasury)             92,976       92,976
  Additional paid-in capital                 6,542,237    6,542,237
  Retained earnings (deficit)               (5,320,211)  (5,281,538)
                                            -----------  -----------
                                             1,315,002    1,353,675
  Cost of Common Stock held in Treasury         (7,135)      (7,135)
                                            -----------   ----------
                                             1,307,867    1,346,540
                                             ----------   ----------
                                            $1,734,702   $1,774,243
                                            ==========   ==========



         See accompanying notes to the financial statements.

                         SYNERGISTICS, INC.

                      STATEMENTS OF OPERATIONS

               YEARS ENDED DECEMBER 31, 1996 AND 1995




                                               1996         1995
Revenues:
  Sales                                     $2,288,275   $2,273,647
  Interest income                                  584        8,418
                                             ---------    ---------
                                             2,288,859    2,282,065

Costs and expenses:
  Costs of sales                             1,443,412    1,233,770
  General and administrative expenses          421,561      387,206
  Selling expenses                             458,619      370,845
  Bad debt expense                               3,940       54,315
                                             ---------    ---------
                                             2,327,532    2,046,136
                                             ---------    ---------
       INCOME (LOSS) BEFORE INCOME TAXES        (38,673)    235,929

Income taxes - deferred                           -         110,000
                                              ----------   --------
                        NET INCOME (LOSS)   $  (38,673)  $  125,929
                                            ==========   ==========


INCOME (LOSS) PER COMMON SHARE                $(0.004)     $0.013
                                              =======      ======






















         See accompanying notes to the financial statements.

                         SYNERGISTICS, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY

               YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                   COMMON STOCK

                                                 SHARES      AMOUNT

Balances at January 1, 1995                     9,297,561    $92,976

Net income                                           -          -
                                                ---------    --------
Balances at December 31, 1995                   9,297,561     92,976

Net loss                                             -          -
                                                ---------    --------
                BALANCES AT DECEMBER 31, 1996   9,297,561    $92,976
                                                =========    =======



































         See accompanying notes to the financial statements.

ADDITIONAL    RETAINED
 PAID-IN      EARNINGS     TREASURY STOCK
 CAPITAL      (DEFICIT)   SHARES   AMOUNT      TOTAL

$6,542,237   $(5,407,467)  16,445  $ 7,135  $ 1,220,611

      -          125,929     -        -         125,929
----------    -----------   -----  -------  ------------
 6,542,237    (5,281,538)  16,445    7,135    1,346,540

      -          (38,673)    -        -         (38,673)
----------   ------------  ------  -------  ------------
$6,542,237   $(5,320,211)  16,445  $ 7,135  $ 1,307,867
==========   ===========  =======  =======  ===========

                         SYNERGISTICS, INC.

                      STATEMENTS OF CASH FLOWS

               YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                 1996        1995
  Cash flows from operating activities:
    Net income (loss)                         $(38,673)   $ 125,929
    Adjustments to reconcile net income (loss)
      to net cash provided (used) by
      operating activities:
        Deferred taxes                             -        110,000
        Depreciation and amortization            14,663      11,618
                  Reserve for bad debts         (15,000)       -
        (Increase) decrease in assets:
          Trade accounts receivable            (105,764)    143,511
          Inventories                           (38,272)     25,264
          Prepaid expenses and other
            current assets                        2,470       3,175
        Increase (decrease) liabilities:
          Trade accounts payable                 56,501     (66,462)
          Accrued expenses and other current
            liabilities                          (2,370)   (123,805)
          Amounts due stockholder               (54,999)     (6,346)
                                                --------    --------
                          TOTAL ADJUSTMENTS    (142,771)     96,955

      NET CASH PROVIDED (USED) BY OPERATING
                                 ACTIVITIES    (181,444)    222,884
                                               ---------    --------
Cash flows from investing activities:
   Note payable-director                        (25,000)       -
   Capital expenditures                         (24,157)    (40,642)
                                                --------    --------
    NET CASH (USED) BY INVESTING ACTIVITIES     (49,157)    (40,642)
                                               ---------    --------
                         NET CHANGE IN CASH    (230,601)    182,242

Cash and equivalents at beginning of year       332,151     149,909
                                               --------   ---------
        CASH AND EQUIVALENTS AT END OF YEAR   $ 101,550   $ 332,151
                                              =========   =========












         See accompanying notes to the financial statements.

                         SYNERGISTICS, INC.

                    NOTES TO FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1996 and 1995



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

                         SYNERGISTICS, INC.

               YEARS ENDED DECEMBER 31, 1996 and 1995



NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Advertising Costs

          The Company expenses advertising costs as incurred.

Sales Commissions

          The Company pays sales commissions to various agents only upon the collection of the accounts receivable generated by the sales. The Company accounts for these sales commissions at the time products are shipped to customers.

Income Taxes

          The Company accounts for income taxes using Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax basis of assets. Tax benefits arising from the utilization of carryforward net operating losses, investment and research and development tax credits are valued based upon the expected future benefit to be recognized. (Refer to Note H)

Income Per Share of Common Stock

          The weighted average number of shares of Common Stock outstanding used in computing income per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security. (Refer to Note E)

Stock Options

          The Company accounts for its incentive stock option plans in accordance with APB No. 25 and does not recognize an expense when options are issued with an exercise price in excess of market. Currently there is no public market for this stock and estimates of future value as required by FASB 123 cannot reasonably be determined.


NOTE B - INVENTORIES

          Inventories consist of the following at December 31, 1996 and 1995:

                                                 1996       1995
          Finished goods and work-in-process

            at aggregate market                $177,648   $149,298
          Raw materials                          62,170     52,248
                                               --------   --------
                                               $239,818   $201,546
                                               ========   ========

                         SYNERGISTICS, INC.

               YEARS ENDED DECEMBER 31, 1996 and 1995



NOTE C - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

          Accrued expenses and other current liabilities consist of the following at December 31, 1996 and 1995:

                                                 1996       1995

          Accrued compensation and benefits    $41,026    $ 38,474
          Accrued commissions                    6,402       7,922
          Accrued audit fees                    17,500      20,000
          Other                                    335       1,237
                                               -------    --------
                                               $65,263    $ 67,633
                                               =======    ========

NOTE D - AMOUNTS DUE STOCKHOLDER

          Amounts due stockholder consist of the following at December 31, 1996 and 1995:

                                                 1996       1995

          Amount due majority stockholder
            for wages in arrears; payable,
            without interest, on demand        $ 88,701   $107,596

          Amount due majority stockholder
            for costs and expenses incurred
            by majority stockholder on
            Company's behalf; payable,
            without interest on demand           52,596     88,700
                                               ---------  --------
                                               $141,297   $196,296
                                               ========   ========

NOTE E - STOCKHOLDERS' EQUITY

Common Stock

          At December 31, 1996, the Company is authorized to issue 12,000,000 shares of $.01 par value Common Stock. At December 31, 1996, 9,297,561 shares of such stock had been issued, including 16,445 shares held in the form of Treasury Stock. At December 31, 1996, 850,000 shares were reserved for issuance in connection with the stock option plans discussed below.

                         SYNERGISTICS, INC.

               YEARS ENDED DECEMBER 31, 1996 and 1995



NOTE E - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans

          At December 31, 1996, the Company has three qualified incentive stock option plans (the "1983 Plan", the "1987 Plan" and the "1988 Plan"), which have been approved by the Company's stockholders. The 1983 and 1987 Plans provide that options can be granted for the purchase of 275,000 shares of Common Stock each through June 1993 and June 1998, respectively, with the options expiring ten years from the date they are granted, except for options issued to holders of more than ten percent of the Company's Common Stock, which expire five years from the date they are granted. Options previously granted under a 1982 Plan expired and were reissued under the 1983 Plan. The 1988 Plan provides that options can be granted for the purchase of 275,000 shares of Common Stock through 1998 under terms similar to the 1983 Plan.

          All plans provide that options can be exercised for a value (per share), as stated by the Company's Board of Directors, as of the date the option was granted, except for options granted to holders of more than ten percent of the Company's Common Stock which are exercisable at 110 percent of such stated value.

          Transactions regarding the options during the years ended December 31, 1996 and 1995 are shown as follows;

                                    1983 Plan  1987 Plan  1988 Plan

          Outstanding at January 1,
            1995                     220,680     66,000    139,957

          Granted at $2.50 per share:
            To other employee
              directors                 -          -        23,084
            To other employees          -          -        35,652

          Expired because grantee no
            longer employed:
              Other employees        (38,279)      -       (15,995)
                                    ---------   --------  ---------
          Outstanding at
            December 31, 1995        182,401     66,000    182,698

          Expired because grantee no
            longer employed:         (15,000)               (8,086)
              Other employees        (21,769)      -       (43,861)
                                    ---------   --------  ---------
          Outstanding at
            December 31, 1996        145,632     66,000    130,751
                                     =======     ======    =======
          Available for grant at
            December 31, 1996        129,368    209,000    144,249
                                     =======    =======    =======

Income Per Share of Common Stock

          Income per share of Common Stock is computed based on the weighted average number of shares of Common Stock outstanding
(9,297,561 shares for the years ended  December 31, 1996 and 1995).

                         SYNERGISTICS, INC.

               YEARS ENDED DECEMBER 31, 1996 and 1995



NOTE F - CONCENTRATION OF RISK

          From time to time, the Company maintains deposits with major financial institutions in excess of insurable limits.


NOTE G - RENT AND OPERATING LEASE COMMITMENT

          The Company's rent expense during the years ended December 31, 1996 and 1995 approximated $57,600 and $58,800, respectively, principally under the terms of a lease for its operating facility.

          During April 1994, the Company leased new premises for a period of five years. The lease provides that the Company is responsible for fifty percent of the real estate taxes and operating costs of the premises. Future rental payments required under the lease, exclusive of real estate taxes and operating costs, are as follows:

          Year Ending December 31,

                1997                           $ 44,003
                1998                             45,791
                1999                             19,390
                                               --------
                                               $109,184
                                               ========

NOTE H - INCOME TAXES

          At December 31, 1996, operating loss carryforwards aggregating approximately $5,499,300 are available to reduce future federal taxable income, if any. If not utilized, these carryforwards will expire at various dates between 1999 and 2008. The carryforwards are subject to examination by the Internal Revenue Service.

          The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. As of December 31, 1996 and 1995, the Company's deferred tax asset consists of:

                                                1996       1995

          Net operating loss
            carryforwards                   $1,760,868  $1,760,868
          Other                                 66,000      66,000
          Valuation allowance               (1,009,092)(1,009,092)
                                            ----------  -----------
                                            $  817,776  $  817,776
                                            ==========  ==========

                         SYNERGISTICS, INC.

               YEARS ENDED DECEMBER 31, 1996 AND 1995



NOTE H - INCOME TAXES (Continued)

          At December 31, 1996, the Company has unused investment tax credit carryovers of approximately $11,000 which are available to reduce future federal income tax liabilities, if any. If not utilized, the carryforwards, which are subject to examination by the Internal Revenue service, will expire on various dates through 2000.

          The availability of the carryforwards is also subject to reduction as a result of the Tax Reform Act of 1986.

          At December 31, 1996, the Company has unused carryforwards of credits for increasing research activities of approximately $54,000 which are available to reduce future federal income tax liabilities, if any. If not utilized, the carryforwards, which are subject to examination by the Internal Revenue Service, will expire at various dates through 2000.


NOTE I - BUSINESS SEGMENT INFORMATION

          The Company's business, which consists principally of a single segment, is the designing, manufacturing and selling of single and multifunctional electronic systems which control access to secure areas. The Company sells to domestic and foreign customers from its domestic location.

          Sales by Major Customer
            Category                        1996         1995

          Government sales               $   21,272   $   74,799
          Other domestic sales            1,827,156    1,655,392
          Export sales                      439,847      543,456
                                          ---------    ---------
                                         $2,288,275   $2,273,647
                                         ==========   ==========

          Export sales are made directly and through United States brokers to users in Canada, South and Central America to include Mexico, the Middle East including Turkey, and the South Pacific and Far East. No foreign area accounts for more than ten percent of total sales in 1996.


NOTE J - NOTE RECEIVABLE - DIRECTOR

          The Company advanced $25,000 to a director. The note is payable on demand without interest.

                         SYNERGISTICS, INC.

               YEARS ENDED DECEMBER 31, 1996 AND 1995



NOTE K - CONTINGENT SALE OF ASSETS

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
                                                      ========

          As part of the sale, the Company entered into an agreement with the buyer that provided that the Company would act as a broker for the buyer's products to all agencies covered under the Company's GSA contract. In exchange for this service the Company would receive a commission equal to 4% of the gross sales to the government agency. As of December 31, 1995 the Company had brokered one sale in the amount of $55,000.


NOTE L - ADVERTISING COSTS

          Advertising expense was $46,404 and $46,619, respectively, for the years ended December 31, 1996 and 1995.




















                               - 22 -
PAGE

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

                            -24-
PAGE

ITEM 10.  MANAGEMENT REMUNERATION AND TRANSACTIONS

The following is a table of compensation paid to all executive officers and the sales manager as a group:

CASH COMPENSATION TABLE (1995)

(A) Name of Individual   (B) Capacities in which         (C) Cash
    Or Number in Group       Served                     Compensation

 All executive officers  (1) President and COO
 and sales manager as a  (2) Treasurer and Clerk
 group (3 persons).      (3) Vice President and           $169,137
                             Sales Manager




CERTAIN TRANSACTIONS

As of December 31, 1996, the Company owed Mr. Tetrick approximately $88,701 in accrued salary for services rendered and $52,596 for unpaid expenses over the past nineteen years. The total amount of money owed will be paid over a period of time at a rate of $55,000 per year, in weekly installments of $1057.69 until the debt is cleared.

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

                             -25-
PAGE

COMPENSATION PURSUANT TO PLANS

The following table sets forth for each officer who has received options, the number of options granted under both the 1983 and 1988 stock plans, the year of grant and the option price:

                   Year of  Option  Number
Name               Grant    Price   of Shares

William M. Tetrick  1986    $2.75      12,034 Expired in 1996
David S. Longworth  1986    $2.50       7,776 Expired in 1996
William M. Tetrick  1987    $2.75      14,697
David S. Longworth  1987    $2.50       9,019
William M. Tetrick  1988    $1.10      74,000
William M. Tetrick  1988    $2.75       6,763 Expired in 1996
David S. Longworth  1988    $1.00      20,000
David S. Longworth  1988    $2.50       9,805
Micheal G. Kasuba   1988    $2.50      10,437 Expired in 1996
William M. Tetrick  1989    $2.75      11,925 Expired in 1996
David S. Longworth  1989    $2.50      10,417
Micheal G. Kasuba   1989    $2.50       5,000 Expired in 1996
William M. Tetrick  1990    $2.75      12,210 Expired in 1996
David S. Longworth  1990    $2.50      10,822
Michael G. Kasuba   1990    $2.50       1,480 Expired in 1996
William M. Tetrick  1991    $2.75      12,963
David S. Longworth  1991    $2.50      11,643
Michael G. Kasuba   1991    $2.50       2,068 Expired in 1996
David S. Longworth  1995    $2.50      23,084
Robert Pogorelc     1995    $2.50       4,981
Michael G. Kasuba   1995    $2.50       4,059 Expired in 1996

As of March 1, 1997, unexercised options for the purchase of an aggregate of 276,383 shares were held by all employees of the Company (including those held by Officers and Directors).

No incentive stock option granted by the Company has included any tandem rights, such as appreciation rights, nor has any incentive stock option granted by the Company been exercised during 1991.

The Company has established a 401(k) plan for its employees.
As of December 31, 1996, the Company had contributed $7,000 to that plan.


OTHER COMPENSATION

The Company has no other plan or arrangement whereby any person will receive remuneration upon the termination of his status as an employee, officer or director of the Company. The Company had paid, as of March 1, 1997, no forms of contingent compensation.


Other than the transactions described herein, there were no material transactions during 1996 to which any of the following persons has a direct or indirect interest: (1) any director or officer of the Company, (2) any nominee for election as a director, (3) any person who, to the Company's knowledge, owns 5% or more of the Company's stock, or (4) any relative or spouse (or relative of such spouse) of the foregoing persons.

                             -26-
PAGE

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of December 31, 1996 held of record or was known by the Company to own beneficially more that 5% of the outstanding Common Stock, by each director and by all directors and officers as a group.

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


                               -27-
PAGE

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

                           -28-
PAGE

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company advanced $25,000 to a director. The note is payable on demand without interest.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
          REPORTS ON FORM 8-K

(a)(1)  The following financial statements of Synergistics, Inc.
are included in Part II Item 8:

Index to Financial Statements years ended                  Page
Number
December 31, 1996 and 1995

Independent Auditors' Report - March 14, 1997                   12

Balance Sheets as of December 31, 1996 and                      13
December 31, 1995

Statements of Operations for years ended                        14
December 31, 1996 and 1995

Statements of Stockholders' Equity (Deficit) for                15
years ended December 31, 1996 and 1995

Statements of Cash Flows for years ended                        16
December 31, 1996 and 1995

Notes to Financial Statements                               12-22

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

3.3 By-Laws, as amended, are incorporated by reference from Form 10-K for the year ended December 31, 1982

3.4 Amendment to Articles of Organization is incorporated by reference from Form 10-K for the year ended December 31, 1988

3.5 Amendment to Articles of Organization is incorporated by reference from Form 10-K for the year ended December 31, 1990

3.6 Amendment to Articles of Organization is incorporated by reference from Form 10-K for the year ended December 31, 1991

10.1 Sale of Imaging Assets is incorporated by reference from Form 10-KSB for the year ended December 31, 1995.

10.2 Agreement with William M. Tetrick, dated December 30, 1981, is incorporated by reference from Form 10-K for the year ended
      December 31, 1983

10.3 Forms of Incentive Stock Option Plan of 1982 and Incentive Stock Option Agreement are incorporated by reference from Form 10-Q for the period ended March 31, 1983

10.4 Forms of Incentive Stock Option Plan of 1983 and Incentive Stock Option Agreement are incorporated by reference from Form 10-Q for the period ended March 31, 1984

10.5 Forms of Directors Stock Option Plan of 1987 and Directors Stock Option Agreement are incorporated by reference from Form 10-K for the period ended March 31, 1987

23    Consent of Livingston & Haynes, P.C., Auditors

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