Form 10-Q
period 1997-03-31
SYNERGISTICS INC
filed 1997-05-15
CIK 95986

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.   20549

                               FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                         Commission File Number O-6421
March 31, 1997

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

Yes       X    No

There is no public market for, and thus no aggregate market value of, the registrants securities.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

Class Outstanding at                    April 30,1997
Common Stock, one cent par value           9,297,561


               NO DOCUMENTS INCORPORATED BY REFERENCE

                           SYNERGISTICS, INC.
                             BALANCE SHEET


                                  ASSETS

                                    (UNAUDITED)

                                        Mar 31       Dec 31
                                          1997         1996
CURRENT ASSETS
  Cash                              $  233,904   $  101,550
  Accounts receivable                  331,882      492,559
  Inventories                          300,179      239,818
  Prepaid expenses                      32,600       20,710
                                       -------      -------
TOTAL CURRENT ASSETS                   898,565      854,637

EQUIPMENT, less allowances of $64,563
and $60,363 for depreciation            58,089       62,289

DEFERRED TAXES                         817,776      817,776
                                     ---------    ---------
TOTAL ASSETS                        $1,774,430   $1,734,702
                                     =========    =========

    LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable            $  220,282   $  220,275
  Accrued expenses and other current   216,051       65,263
  Amount due stockholder               127,547      141,297
                                       -------      -------
TOTAL CURRENT LIABLITIES               563,880      426,835

STOCKHOLDERS' EQUITY
  Common Stock (9,297,561 shares issued
    including shares held in Treasur    92,976       92,976
  Additional paid-in capital         6,542,237    6,542,237
  Retained earnings (deficit)       (5,417,528)  (5,320,211)
                                     ---------    ---------
                                     1,217,685    1,315,002
  Cost of Common Stock held in Treas    (7,135)      (7,135)
                                     ---------    ---------
                                     1,210,550    1,307,867

TOTAL LIABILITIES, PREFERRED         ---------    ---------
STOCK AND SHAREHOLDERS' EQUITY      $1,774,430   $1,734,702
                                     =========    =========


                              (UNAUDITED)
                           SYNERGISTICS, INC.
                        STATEMENT OF OPERATIONS
         PERIOD OF THREE MONTHS ENDED MARCH 31,1996 AND 1995




                                          1997         1996
Sales                                $ 469,309    $ 480,532
Other income                             3,133       12,342
                                       -------      -------
                                       472,442      492,874

Costs and expenses:
  Cost of sales                        360,602      309,594
  Selling, general and administrative  208,686      197,463
  Interest expense                         472            0
                                       -------      -------
                                       569,760      507,057
                                       -------      -------
Net gain (loss)                       $(97,318)    $(14,183)
                                       =======      =======
 Gain (loss) per share of Common Stock
  Assuming no dilution                  ($0.00)       $0.00
  Assuming full dilution                ($0.00)       $0.00



                              (UNAUDITED)
                           SYNERGISTICS, INC.
              STATEMENT OF CHANGES IN FINANCIAL POSITION
           PERIODS OF THREE MONTHS MARCH 31, 1996 AND 1995

                                          1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                     $(97,318)    $ (14,183)

Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
  Depreciation                           4,200         3,285
  (Increase) decrease in accounts
     receivable                            677      (17,890)
  (Increase) decrease in inventories (60,361) (22,609) (Increase) decrease in prepaid expenses
    and other assets                   (11,889)     (19,761)
  Increase (decrease) in accounts
    payable                                  7      (18,955)
  Increase (decrease) in accrued expenses
    and other current liabilities 150,788 ( 8,116) Increase (decrease) in amounts due
    shareholder                        (13,750)     (13,749)
                                       -------      -------
TOTAL ADJUSTMENTS                       69,672      (97,761)
                                       -------      -------
NET CASH USED BY OPERATING ACTIVITIES (27,646)     (111,944)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                         0       (6,550)
                                        ------       ------
NET CASH (USED) BY INVESTING ACTIVITIES      0      ( 6,550)
                                       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock        160,000             0
                                       --------     --------
NET CASH FROM FINANCING ACTIVITIES     160,000             0
                                       --------     ---------
NET CHANGE IN CASH                     132,354      (118,494)

CASH AT BEGINNING OF YEAR              101,550        332,151
                                       -------      -------
CASH AT END OF PERIOD                  233,904        213,657



                         SYNERGISTICS, INC.
                        SELECTED INFORMATION


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

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

Inventories
Inventories are comprised of the following:

                               *  3/31/97                 12/31/96

Finished Goods & WIP               75,035                  61,170
Finished Goods & WIP              225,104                 177,648
                                  -------                 -------
Total Inventories                 300,139                 239.818

*Allocation Based Upon Estimate

(Loss) per Common Share
The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security.

The following schedule sets forth the number of shares used in computing earnings per share:

                                               Period of Three Months
                                                  Ended March 31
                                                  1997           1996

   Assuming no dilution
   Common Stock Outstanding April 30, 1997    9,297,561     9,297,561
   Shares held in Treasury                       16,445        16,445
   Total Shares                              12,000,000    12,000,000



                    PART I  FINANCIAL INFORMATION

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 1997, the Company recorded sales of $469,309 compared to $480,532. At March 31, 1997 the Company had a backlog of approximately $64,596 compared to $73,794 at March 31, 1996.

Cost of sales as a percentage of sales increased to 76.8% from 64.4% for the three months ended March 31, 1997 and 1996, respectively. This increase is due to the development of product enhancements in demand by our customers.

For the period of three months ended March 31, 1997, selling, general and administrative expenses increased by $11,223 over the period of three months ended March 31, 1996.

                   PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
There are currently no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGE IN SECURITIES
There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first three months of calendar year 1997.

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