Form 10QSB
period 1997-06-30
SYNERGISTICS INC
filed 1997-08-14
CIK 95986

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.   20549

                               FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                         Commission File Number O-6421
June 30, 1997

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

                     Common Stock $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

There is no public market for, and thus no aggregate market value of the registrants securities.

Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the last practicable date.

Class Outstanding at July 31,1997
Common Stock, one cent par value       9,297,561


               NO DOCUMENTS INCORPORATED BY REFERENCE

----------------------------------------------------------

                           SYNERGISTICS, INC.
                              BALANCE SHEET


          ASSETS

                                    (UNAUDITED)
                                        Jun 30     Dec 31
                                          1997       1996
CURRENT ASSETS
  Cash                                 116,764    101,550
  Accounts receivable                  417,952    517,559
  Allowance                            (20,000)   (35,000)
  Inventories                          266,669    239,818
  Prepaid expenses                      25,928     20,710
                                       -------    -------
TOTAL CURRENT ASSETS                   807,313    854,637

EQUIPMENT, less allowances of $68,763
and $60,363 for depreciation            60,172     62,289

DEFERRED TAXES                         817,776    817,776
                                     ---------  ---------
TOTAL ASSETS                         1,685,261  1,734,702


        LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                200,279    220,275
  Accrued expenses and other current     55,284     65,263
  Amount due stockholder                273,797    141,297
                                        -------    -------
TOTAL CURRENT LIABLITIES                529,360    426,835

STOCKHOLDERS' EQUITY
  Common Stock (9,297,561 shares issued
    including shares held in Treasury    92,976     92,976
  Additional paid-in capital          6,542,237  6,542,237
  Retained earnings (deficit)        (5,472,177)(5,320,211)
                                      ---------  ---------
                                      1,163,036  1,315,002
  Cost of Common Stock held in
        Treasury                        (7,135)    (7,135)
                                      ---------  --------
                                      1,155,901  1,307,867

TOTAL LIABILITIES. PREFERRED STOCK    --------   ---------
AND SHAREHOLDERS' EQUITY              1,685,261  1,734,702

----------------------------------------------------------

                           SYNERGISTICS, INC.
                        STATEMENT OF OPERATIONS
                      PERIOD OF SIX MONTHS ENDED
                        JUNE 30, 1997 AND 1996


                                    (UNAUDITED)
                                          1997       1996
Sales                                 1,072,045  1,140,720
Other income                                892      9,740
                                      ---------  ---------
                                      1,072,937  1,150,460

Costs and expenses:
  Cost of sales                         794,714    658,216
  Selling, general and administrative   429,314    415,161
  Interest expense                          875          9
                                      ---------  ---------
                                      1,224,903  1,073,377

Net income (loss)                      (151,966)    77,083

Income (loss) per share of Common Stock
  Assuming no dilution                  ($0.02)     $0.01
  Assuming full dilution                ($0.02)     $0.01

----------------------------------------------------------

                           SYNERGISTICS, INC.
           STATEMENT OF CHANGES IN FINANCIAL POSITION
          PERIODS OF SIX MONTHS JUNE 30, 1997 AND 1996


                                              (UNAUDITED)
                                                1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                             (151,966)    77,083

Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
  Depreciation                                   8,400      3,285
  (Increase) decrease in accounts receivable    94,607    (17,890)
  (Increase) decrease in inventories           (26,851)   (22,609)
  (Increase) decrease in prepaid expenses
    and other assets                            (5,218)   (19,727)
  Increase (decrease) in accounts payable (19,996) (18,955) Increase (decrease) in accrued expenses
    and other current liabilities               (9,979)    (8,116)
  Increase (decrease) in amounts due
    shareholder                                132,500    (13,749)
                                               -------     ------
TOTAL ADJUSTMENTS                              173,463    (97,761)

NET CASH USED BY OPERATING ACTIVITIES           21,497    (20,678)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                            (6,283)    (6,550)
                                                -------    -------
NET CASH (USED) BY INVESTING ACTIVITIES         (6,283)    (6,550)

NET CHANGE IN CASH                              15,214    (27,228)

CASH AT BEGINNING OF YEAR                      101,550    332,151
                                               -------    -------
CASH AT END OF PERIOD                          116,764    304,923

----------------------------------------------------------

                         SYNERGISTICS, INC.
                        SELECTED INFORMATION


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's An Report Form 10-K. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for full year.

Basis of Presentation
It is the opinion of management that all significant adjustments which are routine recurring adjustments reflected in the accompanying June 30 financial statements which are necessary to present fairly such interim financial statements.

Accounting Policy for Revenues and Costs of Sales
Revenues are recognized at the time of product shipment. Cost of sales is computed using the "gross profit" method based upon historical results of operations. Other cost, included in costs of sales, are based upon such costs as actually incurred.

Inventories
Inventories are comprised of the following:

                                    *  6/30/97   12/31/96

           Raw Materials                69,334     62,170
           Finished Goods & WIP        197,335    177,648
                                       -------    -------
           Total Inventories           266,669    239,818

                      *Allocation Based Upon Estimate

(Loss) per Common Share
The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security.

The following schedule sets forth the number of shares used in computing earnings per share:

                                               Period of Six Months
                                                  Ended June 30,
                                                  1997         1996

   Assuming no dilution
   Common Stock Outstanding July 31, 1997     9,297,561    9,297,561
   Shares held in Treasury                       16,445       16,445
   Total Shares Authorized                   12,000,000   12,000,000

----------------------------------------------------------

                    PART I  FINANCIAL INFORMATION

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 1997, the Company recorded sales $1,072,045 compared to $1,140,720 for the six months ended June 30,1996 At June 30, 1997 the Company had a backlog of $44,458 compared to $84,885 at June 30, 1996.

Cost of sales as a percentage of sales increased to 74.1% from 57. for the six months ended June 30, 1997 and 1996, respectively.
This increase is due to the development of new products demanded by our customers

For the period of six months ended June 30, 1997, selling, general and administrative expenses increased by $14,153 over the period of months ended June 30, 1996.


                   PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
There are currently no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGE IN SECURITIES
There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first six months of calendar year 1997.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A special meeting in lieu of an annual meeting was held on June 12, 1997. William Tetrick, David Longworth, Larry Bishop, Thomas Gehmen and Robert Pogorelc were elected as directors. No other directors had terms that continued after the meeting.

A vote was taken to appove Livingston & Haynes, P.C. to continue as auditors for the coming year and to award directors options of 2,000 shares perusant to the 1987 Director's stock option plan. Both votes were passed. No other votes were held.

ITEM 4.  EXHIBITS AND FORM 8-K
None.

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf, undersigned thereunto being duly authorized.


DATE___________________________         BY/S/WILLIAM M.TETRICK_______________
                                          William M. Tetrick
                                          Chairman of the Board



DATE___________________________         BY_/S/DAVID S. LONWORTH____________
                                          David S. Longworth
                                          President and Clerk


-------------------------------------------------------------------