Form 10QSB
period 1997-09-30
SYNERGISTICS INC
filed 1997-11-14
CIK 95986

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON,	D.C.	20549

                                    FORM	10-Q

	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended		                Commission File Number O-6421
September 30, 1997

                               	SYNERGISTICS, INC.

MASSACHUSETTS	                 	04-2283157
(State of Incorporation)	(IRS Employer ID Number)

9 Tech Circle, Natick, MA                	01760
(Address of Principal Executive Office)	(Zip Code)

Registrant's telephone number,
including area code		(508) 655-1340

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

Yes              X       No

There is no public market for, and thus no aggregate market value of the registrants securities.

Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the last practicable date.

Class Outstanding at October 31,1997
Common Stock, one cent par value	9,507,561


               NO DOCUMENTS INCORPORATED BY REFERENCE

----------------------------------------------------------

                                  SYNERGISTICS, INC.
                                   	BALANCE SHEET


                                       ASSETS

	                                    (UNAUDITED)
			                                                     		Sept 30	  	Dec 31
				                                                       	1997	    	1996
CURRENT ASSETS
  Cash				                                              $	 55,579		$ 101,550
  Accounts receivable	                                   	374,480   	527,559
  Allowance		                                           		 (7,253)  	(35,000)
  Inventories		                                         		290,343	  	239,818
  Prepaid expenses			                                      18,279		   20,710
		                                                     			-------	  	-------
TOTAL CURRENT ASSETS	                                   		731,428	  	854,637

EQUIPMENT, less allowances of
$72,963 and $60,363 for depreciation		                   	 58,543	  	 62,289

DEFERRED TAXES	                                        			817,776	  	817,776
				                                                   ----------	 ---------
TOTAL ASSETS			                                         1,607,747	 1,734,702


               	LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT	LIABILITIES
Trade accounts payable                                  		186,760	  	220,275
Accrued expenses and
 other current	                                         		 58,983	    65,263
Amount due stockholder                                   	100,047	  	141,297
		                                                     			-------	  	-------
TOTAL CURRENT LIABLITIES	                                	345,790	  	426,835

STOCKHOLDERS' EQUITY
Common Stock (9,507,561
shares issued including
shares held in Treasury)	                                	 95,076	    92,976
Additional paid-in capital	                             6,750,137  6,542,237
Retained earnings (deficit)	                           (5,576,121)(5,320,211)
		 		                                                 -----------  -----------
				                                                    1,269,092  1,315,002
Cost of Common Stock held in
	  Treasury		                                            	 (7,135)	   (7,135)
                                             				     -----------  ----------
				                                                    1,261,957   1,307,867

TOTAL LIABILITIES, PREFERRED STOCK                    -----------  ----------
AND SHAREHOLDERS' EQUITY	                            $ 1,607,747	 $ 1,734,702
				                                                  ===========  ==========
----------------------------------------------------------

                           SYNERGISTICS, INC.
                        STATEMENT OF OPERATIONS

                            (UNAUDITED)

                                       	Three Months Ending 	Nine Months ending
                                            September 30,      	September 30,
                      		                	1997   	    1996     	1997    		1996

Sales		                                537,101      527,516	1,609,146	1,668,236
Other income                           		7,577	       7,398	    8,469	    2,342
	  	                                  --------      -------	---------	---------
		                                     544,678      534,914	1,617,615	1,670,578

Costs and expenses:
  Cost of sales	                       408,485      319,436	1,203,199	  977,652
Selling, general and
 administrative	                       240,048      220,655   669,362	  635,816
Interest expense	                           90	         639	      965       648
	                                     --------      ------- 	---------	---------
		                                     648,623	     540,739	1,873,526 1,614,116

Net income (loss)                     (103,945)      (5,825)	(255,911)  	56,462

Income (loss) per share of Common Stock
  Assuming no dilution	                 (.01)	        (.00)	  ($0.03)    	$0.01
  Assuming full dilution                (.01)	        (.00)   ($0.03)	    $0.01

----------------------------------------------------------

                           SYNERGISTICS, INC.
           STATEMENT OF CHANGES IN FINANCIAL POSITION
           PERIODS OF NINE MONTHS SEPTEMBER 30, 1997 AND 1996

				                      					(UNAUDITED)
			                                                  		1997        		1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	                                		(255,911)        	56,462

Adjustments to reconcile net loss
 to net cash (used) provided by
 operating activities:
  Depreciation		                                  		  12,600         	10,819
  (Increase) decrease in:
	accounts receivable	                              	 125,332         (12,138)
  	inventories		                                   	 (50,525)        (63,666)
  	prepaid expenses
    and other assets		                                 2,431         (18,756)
  	accounts payable	                               	 (33,515)        (39,151)
  	accrued expenses and
    other current	liabilities			                      (6,280)	        (6,312)
  	amounts due to shareholder                     		 (41,250)       	(41,249)
		 			                                              --------         -------
TOTAL ADJUSTMENTS		                                	   8,793        (170,453)

NET CASH USED BY
 OPERATING ACTIVITIES	                            		(247,118)       (113,991)

CASH FLOWS FROM INVESTING
 ACTIVITIES
Capital expenditures		                             	  (8,853)       	(24,130)
Stock issued		                                    		 210,000	              0
		                                                  --------       ---------
NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES	                               201,147	        (24,130)
				                                                 -------         -------
NET CHANGE IN CASH	                                  (45,971)       (138,121)

CASH AT BEGINNING OF YEAR                            101,550        	332,151
		                                                  --------       	--------
CASH AT END OF PERIOD		                               55,579        	194,030
				                                                ========         =======
----------------------------------------------------------

                         SYNERGISTICS, INC.
                       	SELECTED	INFORMATION


Certain information and	footnote disclosures normally included in
financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's An
Report Form 10-K. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for full year.

Basis of Presentation
It is the opinion of management that all significant adjustments which are routine recurring adjustments reflected in the accompanying September 30 financial statements which are necessary to present fairly such interim financial statements.

Accounting Policy for Revenues and Costs of Sales
Revenues are recognized at the time of product shipment. Cost of sales is computed using the "gross profit" method based upon historical results of operations. Other cost, included in costs of sales, are based upon such costs as actually incurred.

Inventories
Inventories are comprised of the following:

	*                                     9/30/97	      12/31/96

Raw Materials	                       	 72,585	       	 62,170
Finished Goods & WIP                 	217,758	       	177,648
	                                   		-------	      	 -------
Total Inventories                     290,343       		239,818

	    *Allocation Based Upon Estimate

(Loss) per Common Share
The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security.

The following schedule sets forth the number of shares used in computing earnings per share:

				                                       	Period of Nine Months
		                                           			Ended Sept   30,
				                                           		1997	    1996

Assuming no dilution
Common Stock Outstanding October 31, 1997    	9,507,561   9,297,561
Shares held in Treasury				                      16,445      16,445
Total Shares Authorized			                   12,000,000  12,000,000

----------------------------------------------------------

PART I	FINANCIAL INFORMATION

ITEM 1.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	 AND RESULTS OF OPERATIONS

For the nine months ended September 30, 1997, the Company recorded sales of $1,609,146 compared to $1,668,236 for the nine months ended September 30,1996 At September 30, 1997 the Company had a backlog of $88,376 compared to
$48,631	at September 30, 1996.

Cost of sales as a percentage of sales increased to 74.8% from 58.6% for the nine months ended September 30, 1997 and 1996, respectively. This increase is due to the development of new products demanded by our customers

For the period of nine months ended September 30, 1997, selling, general and administrative expenses increased by $33,546 over the period of nine months ended September 30, 1996.


                   PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There are currently no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.	CHANGE IN SECURITIES
There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the quarter ending September 30, 1997.

ITEM 3.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There have been no matters submitted for a vote of the security holders during the quarter ending September 30, 1997.



ITEM 4.	EXHIBITS AND FORM 8-K
None.

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf, undersigned thereunto being duly authorized.


DATE_Nov 15, 1997______________	BY/S/WILLIAM M.TETRICK_______________
		  William M. Tetrick
		  Chairman of the Board



DATE_Nov 15, 1997______________	BY_/S/DAVID S. LONGWORTH____________
		  David S. Longworth
		  President and Clerk


-------------------------------------------------------------------