Form 10KSB
period 1997-12-31
SYNERGISTICS INC
filed 1998-03-31
CIK 95986

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:                Commission File No.:
December 31, 1997                         0-6421

                          SYNERGISTICS, INC.

Massachusetts                             04-2283157
(State of Incorporation)                  (IRS Employer I.D.
Number)

9 Tech Circle, Natick, MA                 01760
(Address of Principal Executive Office)   (Zip Code)

Registrant's telephone number,
including area code                       (508) 655-1340

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

State issuer's revenues for its most recent fiscal year
$2,379,967

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practical date.

Common Stock, $0.01 Par Value               9,557,561
(Title of Class)                (Shares Outstanding at March 1, 1998)

Exhibit Index is located on pages 11 and 38 of this Form 10-K.

                 DOCUMENTS INCORPORATED BY REFERENCE

Form 10-QSB filed with the Commission by the Company for period ending September 30, 1997



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

ATM Access - ATM Vestibule Access Control: ATM Access is a distributed processing access control system developed in 1994 to meet the requirements for New York Cities Local Law 70, a law passed to increase security in ATM installations. The ATM Access system meets the requirements of the law by using a database supplied to the banks by NYCE which allows only bank cards to gain entrance to ATM vestibule installations. Today, with over 1,500 installations in and around New York City, the product is expanding beyond New York City into Long Island, New Jersey, Ohio and New York State.


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


WA-PAC TRACKER - An enhancement to WA-PAC. This system protects against asset theft from buildings secured with WA-PAC access control security. Assets are defined as any object or erson that can be tagged for identification with Tracker's long range proximity security tags. Assets may be laptop computer, babies r even elderly persons. Assets are associated with authorized personnel by the system and recorded as they pass monitoring points. If the asset is unauthorized, an alarm is reported. If it is authorized, a record is made of its passing.


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


BUILDING WATCH FOR WINDOWS - This access control system is a Windows 3.1 based clone of the DOS Building Watch system above. It supports access control in a unlimited number of buildings and operates under Windows 3.1, 95 and NT platforms.


DOOR WATCH - 2 Door, Full Featured Access Control System: Door Watch is a stand alone, 2 door access control system. This product is sold mainly to small, industrial and commercial users who require only one or two doors of access control, but wish to control doors with time zones and keep a printed record of system activity. Door Watch supports all popular card reader technologies.


SENTRY - Single door, stand-alone access control system, expandable to 2 doors. Sentry was introduced in 1997 as a low end to our access control product line. It is marketed to locksmiths due to its simplicity and ease of installation. Sentry is still undergoing some growing pains and should become a significant selling product in 1998.


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

(c)  Narrative Description of Business

Description of Products

The Company has been  marketing bank ATM access control products
since 1977.   These products consisted of MSLR1, ATM III, and ATM
Access. Bank ATM access control revenue represented approximately 30% of all Company revenue in 1997, 35% in 1996 and 49% in 1995. The Company has sold ATM access control products to over 20,000 bank installations and believes that there are over 100,000 ATM installations worldwide.

PC-PAC was introduced in 1984. PC-PAC provides hard copy for permanent records, provides instantaneous check of personnel in a given area and retains a record of those cards which have been used to attempt access to an area where the cardholder was not authorized. Product options include zoned anti-passback; alarm, elevator and relay control; as well as disk logging. PC-PAC revenue approximated 1% of all company revenue in 1997, 3% in 1996 and 4% in 1995. The Company believes that a PC-PAC system is appealing to wide variety of business, government and institutional users. For example, in a defense plant, where access to facilities is restricted and record retention required, a multi-functional PC-PAC can be used to control access to both general and particular areas by various categories of personnel according to specific government security clearances. A hospital can use PC-PAC to monitor, record and restrict access to various employee service and supply areas by appropriate coding of access cards. Large commercial and institutional users can use PC-PAC to regulate access to research areas, computer facilities or elevators. The Government has found PC-PAC very effective in many areas. PC-PAC sales are on a declining curve due to the WA-PAC and Building Watch products which are taking its place in many installations.

The Company introduced WA-PAC in 1988 as a network access control system which controls multiple sites/buildings through the use of a single host computer. Network communications could be direct connect or dial-up telephone lines. The sites could be a building complex such as an office park/university or remote decentralized facilities controlled from a single central site. Product shipments began in the third quarter of 1988. WA-PAC revenue approximated 16% of total company revenue in 1997, 10% in 1996 and 17% in 1995.


The Company developed and announced Building Watch in 1990.
Initial product shipments began in December 1990. Building Watch revenues approximated 14% of total company revenue in 1997, 14% in 1996, and 21% in 1995. The Company expects a this product to be replaced by Building Watch for Windows in 1998 and beyond.

The Company developed and announced Building Watch for Windows in 1997. Initial shipments began that year and approximated 11% of all Company revenues for 1997. The Company expects this product to be enhanced in 1998 to become a significant contributor to total Company revenue.

The Company announced Door Watch in December of 1992 and began shipping the product December of that year. Door Watch revenues approximated 1% of total company revenue in 1997, 2% in 1996 and 2% in 1995.

The Company introduced and began selling Sentry in 1997. Sentry has not been a significant contributor to revenue in 1997.

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

WORKING CAPITAL ITEMS

Manufacturing cycle time approximates 2 weeks. The Company feels that this is not unusual for a company that uses outside contractors for manufacturing and assembly.

The Company provides a one year warranty after a product is shipped. Normal payment terms are 30 days.


BACKLOG

The ending backlog was $78,187 in 1997, $34,864 in 1996 and $51,825 in 1995.


RESEARCH AND DEVELOPMENT

The Company expends monies on technical support, research and development of new products, and the enhancement of existing products. Such expenditures are consistent with the Company's overall product development, maintenance and enhancement strategies. In 1997, a significant engineering effort was entered into where development of new Windows based products occupied most of our engineering effort.


GOVERNMENT CONTRACTS

The Company does not actively pursue government contracts, but does have a GSA contract and sells to the government whenever it is advantageous. Government revenue approximated 3% of total revenue in 1997, 1% in 1996 and 4% in 1995.

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

PERSONNEL

At December 31, 1997, the Company had twenty six (26) full time employees.


(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
         OPERATIONS  AND EXPORT REVENUE

The Company operates exclusively from a headquarters facility located in Natick, Massachusetts.

Export revenue approximated 21% of total revenue in 1997, 19% in 1996 and 22% in 1995. The Company sells to American brokers doing business abroad and directly to end users and foreign dealers. The currency used for all sales to foreign firms is the U.S. Dollar. Below is a percentage summary of total revenues by foreign sector for the years 1997, 1996 and 1995:

Unaudited Percentage of Exports By Sector   1997        1996        1995
   Middle East including Turkey              18%         28%         30%
   Canada                                    17%         12%         15%
   South/Central America and Mexico          43%         14%         36%
   South Pacific and Far East                15%          7%          6%
   Other export sales                         7%         39%         13%

   Grand Total Export Sales                 100%        100%        100%


ITEM 2.  PROPERTIES

The Company currently leases approximately 7,160 square feet of office and manufacturing space in a one story brick and masonry building located at 9 Tech Circle, Natick, Massachusetts under the terms of a five year lease which expires June 1, 1999. The current monthly base rate is $3,667. Additionally the Company is required to pay utility charges and insurance costs as well as the Company's portion of taxes and common space charges.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings are pending to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the Fourth Quarter of 1997.


ITEM 5.  MARKET OF THE COMPANY'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

As of December 31, 1997, to the Company's knowledge, only a limited public market for its Common Stock existed. The Common Stock is not presently registered on any stock exchange. The Company is not aware of any over-the-counter trading in its stock the past two years.

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




                             PART 11

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION

1997 Compared to 1996

Revenues for 1997 were $2,379,967, an increase of $91,692 compared with 1996.

Cost of Sales as a percentage of revenue increased to 70.17% from 63.07% and selling expenses for 1997 increased by $82,476 when compared to 1996. The increase in Cost of Sales was due to aggressive engineering and development spending to bring Windows into the product line. Increases in Sales and Marketing expenses relate to the Company's development of new promotional materials, and aggressive advertising campaign and the hiring of sales managers in various sections of the U.S..

At December 31, 1997, current assets exceeded current liabilities by $446,373 including cash in commercial checking and money market accounts of $36,686.

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



LIQUIDITY AND CAPITAL RESOURCES

During 1997, the Company sold an additional 260,000 shares of common stock at $1.00 per share to certain holders of common stock. Proceeds of this sale were used to fund development of the Windows product lines. No other capital requirements were necessary.

During 1996, the Company operated on it own cash flow without any additional outside capital requirements.

During 1995, the Company operated on its own cash flow without any additional outside capital requirements.




ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements years ended                  Page
Number
December 31, 1997 and  1996

Independent Auditors' Report - March 14, 1998                  F1

Balance Sheets as of December 31, 1997 and                     F2
December 31, 1996

Statements of Operations for years ended                       F3
December 31, 1997 and  1996

Statements of Stockholders' Equity                             F4
for years ended December 31, 1997 and  1996


Statements of Cash Flows for years ended                       F5
December 31, 1997 and 1996

Notes to Financial Statements                              F6-F12







ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No Form 8-KSB has been filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreement on any matter of accounting principle or financial statement disclosure.


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                             DIRECTOR      OTHER POSITION
NAME                  AGE    SINCE         WITH COMPANY

David S. Longworth     63     1981         President and Chief Operations
                                            Officer

Robert Pogorelc        63     1997         Vice President

William M. Tetrick     82     1967         CEO and Chairman of the
                                            Board

J. Thomas Gehman       51     1981         None

Lawrence A. Bishop     53     1984         None


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

CASH COMPENSATION TABLE (1997)

(A) Name of Individual   (B) Capacities in which         (C) Cash
    Or Number in Group       Served                     Compensation

 All executive officers  (1) President and COO
 and sales manager as a  (2) Treasurer and Clerk
 group (3 persons).      (3) Vice President and           $219,527
                             Sales Manager




CERTAIN TRANSACTIONS

As of December 31, 1997, the Company owed Mr. Tetrick approximately $86,297 for unpaid expenses over the past nineteen years. The total amount of money owed will be paid over a period of time at a rate of $55,000 per year, in weekly installments of $1057.69 until the debt is cleared.

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


The Company has established a 401(k) plan for its employees.
As of December 31, 1997, the Company had not contributed to the plan for the current year.


OTHER COMPENSATION

The Company has no other plan or arrangement whereby any person will receive remuneration upon the termination of his status as an employee, officer or director of the Company. The Company had paid, as of March 1, 1998, no forms of contingent compensation.


Other than the transactions described herein, there were no material transactions during 1997 to which any of the following persons has a direct or indirect interest: (1) any director or officer of the Company, (2) any nominee for election as a director, (3) any person who, to the Company's knowledge, owns 5% or more of the Company's stock, or (4) any relative or spouse (or relative of such spouse) of the foregoing persons.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of December 31, 1997 held of record or was known by the Company to own beneficially more that 5% of the outstanding Common Stock, by each director and by all directors and officers as a group.

                               AMOUNT AND NATURE   PERCENTAGE OF
                               OF BENEFICIAL       COMMON STOCK
NAME AND ADDRESS               OWNERSHIP (1) (9)   OUTSTANDING

William M. Tetrick
2 Ridgeway Drive               423,577 (2) (3) (4)   4.43%
Wellesley Hills, MA    02181

David S. Longworth
65 School Street Ext.           89,346 (5)           0.93%
Natick, MA   01760

Robert L. Pogorelc
1540 Main Street                15,460 (6)           0.16%
West Barnstable, MA 02668

J. Thomas Gehman
141 Marked Tree Road            12,000 (7)           0.13%
Needham, MA   02192

Lawrence Bishop
c/o Gray, Seifert & Co. Inc.
380 Madison Avenue              10,000 (8) (10)      0.13%
New York, NY   10017

Legg Mason, Inc.
c/o Gray Seifert & Co., Inc.
380 Madison Ave.
New York, NY  10017           6,278,846 (11)        65.70%


All Directors and Officers
as a Group  (5 persons)         550,383              5.76%



(1) Unless otherwise indicated in the following footnotes, ownership is both beneficial and of record.

(2) Excludes 13,350 shares owned of record by Mr. Tetrick's wife and 4,840 shares owned by his son, Paul Tetrick, who resides with him, as to which he disclaims beneficial ownership.

(3)  Excludes 131,883 shares owned of record by Gary Cramer, Mr.
Tetrick's son-in-law; 3,200 shares owned by Gary and/or
Margaret Cramer, Mr. Tetrick's daughter, and 3,300 shares owned by the children of Mr. and Mrs. Cramer as to which Mr. Tetrick disclaims beneficial ownership.

(4) Excludes 18,876 shares owned of record by other children and grand children of Mr. Tetrick not already disclosed in points (2) and (3) above as to which Mr. Tetrick disclaims beneficial ownership.

(5) Includes 85,771 shares of Common Stock acquirable on exercise of stock options.

(6) Includes 15,460 shares of Common Stock acquirable on exercise of stock options.

(7) Includes 10,000 shares of Common Stock acquirable on exercise of stock options under the 1987 Director Stock Option Plan.

(8) Includes 10,000 shares of Common Stock acquirable on exercise of stock options under the 1987 Director Stock Option Plan.

(9) All options are considered non-dilutive since exercise price exceeds last known market price.

(10) Excludes 6,278,846 shares of Common Stock owned by customers of Legg Masson, Inc., the parent company of Gray Seifert & Co., Inc. Through agreements with such customers, Gray Seifert has discretionary power to vote these shares.

(11) Consists of shares of Common Stock owned by customers of Gray Siefert & Co., Inc., an affilliate of Legg Mason, Inc.;
however, through agreements with these customers, Gray Seifert has the discretionary power to vote and dispose of all such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company advanced $25,000 to a director. The note is payable on demand without interest.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
          REPORTS ON FORM 8-K

(a)(1)  The following financial statements of Synergistics, Inc.
are included in Part II Item 8:

Index to Financial Statements years ended                  Page
Number
December 31, 1997 and 1996

Independent Auditors' Report - March 14, 1998                   12

Balance Sheets as of December 31, 1997 and                      13
December 31, 1996

Statements of Operations for years ended                        14
December 31, 1997 and 1996

Statements of Stockholders' Equity (Deficit) for                15
years ended December 31, 1997 and 1996

Statements of Cash Flows for years ended                        16
December 31, 1997 and 1996

Notes to Financial Statements                                17-25

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

SYNERGISTICS, INC.


By /s/DAVID S. LONGWORTH______________________________
   David S. Longworth
   President and Chief Operations Officer

Date__March 30, 1998___________________________

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

By_/S/DAVID S. LONGWORTH________  ____________________________
  David S. Longworth               William M. Tetrick
  President, COO and Director      Director

Date_3/30/98___________________  _____________________________


By/S/LAWRENCE BISHOP____________  _/S/J. THOMAS GEHMAN________
  Lawrence Bishop                  J. Thomas Gehman
  Director                         Director

Date_3/30/98___________________   _3/30/98_____________________


By_/S/ROBERT L. POGORELC___________
  Robert L. Pogorelc
  Director

Date_3/30/98____________________

                           INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Synergistics, Inc.
Natick, Massachusetts


  We have audited the accompanying balance sheets of Synergistics, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergistics, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Wellesley, Massachusetts
March 10, 1998












                                      - F1 -

                                SYNERGISTICS, INC.

                                  BALANCE SHEETS

                             DECEMBER 31, 1997 AND 1996



                                      ASSETS

                                                            1997        1996
CURRENT ASSETS
  Cash and equivalents                                   $   36,686  $  101,550
  Trade accounts receivable, net of reserves of
    $20,000 in 1997 and 1996, respectively                  484,682     467,559
  Related party receivable                                   25,000      25,000
  Inventories                                               335,088     239,818
  Prepaid expenses                                           15,026      20,710
                                  TOTAL CURRENT ASSETS      896,482     854,637

EQUIPMENT                                                   142,188     122,652
  Less depreciation and amortization                         79,267      60,363
                                                             62,921      62,289

DEFERRED TAXES                                              817,776     817,776

                                                         $1,777,179  $1,734,702
                                                         ==========  ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                 $  307,033  $  220,275
  Accrued expenses and other current liabilities             56,779      65,263
  Amounts due stockholder                                    86,297     141,297
                             TOTAL CURRENT LIABILITIES      450,109     426,835

COMMITMENTS AND CONTINGENT LIABILITIES                         -           -

STOCKHOLDERS' EQUITY
  Common Stock (authorized 12,000,000 shares;
    issued 9,557,561 and 9,297,561 shares in 1997
    and 1996, respectively, including 16,445 shares
    held in Treasury)                                        95,576      92,976
  Additional paid-in capital                              6,799,637   6,542,237
  Retained earnings (deficit)                            (5,561,008) (5,320,211)
                                                          1,334,205   1,315,002
  Cost of Common Stock held in Treasury                      (7,135)     (7,135)
                                                          1,327,070   1,307,867

                                                         $1,777,179  $1,734,702
                                                         ==========  ==========


                See accompanying notes to the financial statements.

                                      - F2 -

                                SYNERGISTICS, INC.

                             STATEMENTS OF OPERATIONS

                      YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                            1997        1996
Revenues:
  Sales                                                  $2,379,967  $2,288,275
  Interest income                                             1,221         584

                                                          2,381,188   2,288,859

Costs and expenses:
  Costs of sales                                          1,670,022   1,443,412
  General and administrative expenses                       394,483     421,561
  Selling expenses                                          541,095     458,619
  Bad debt expense                                           16,385       3,940
                                                          2,621,985   2,327,532

                          (LOSS) BEFORE INCOME TAXES       (240,797)    (38,673)

Income taxes - deferred                                        -           -

                                           NET (LOSS)    $ (240,797) $  (38,673)
                                                         ==========  ==========


(LOSS) PER COMMON SHARE                                    $(0.026)    $(0.004)
                                                           =======     ========






















                See accompanying notes to the financial statements.

                                      - F3 -

                                  SYNERGISTICS, INC.

                         STATEMENTS OF STOCKHOLDERS' EQUITY

                       YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                          ADDITIONAL    RETAINED
                                        COMMON STOCK       PAID-IN     EARNINGS    TREASURY STOCK
                                      SHARES    AMOUNT     CAPITAL    (DEFICIT)    SHARES  AMOUNT    TOTAL
Balances at January 1, 1996           9,297,561  $92,976   $6,542,237 $(5,281,538) 16,445 $ 7,135 $ 1,346,540

Net income                                 -        -          -          (38,673)   -        -       (38,673)

Balances at December 31, 1996         9,297,561   92,976    6,542,237  (5,320,211) 16,445   7,135   1,307,867

Net loss                                  -         -            -       (240,797)   -        -      (240,797)

Proceeds from issuance of
   Common Stock                         260,000    2,600      257,400        -       -        -       260,000

      BALANCES AT DECEMBER 31, 1997   9,557,561  $95,576   $6,799,637 $(5,561,008) 16,445 $ 7,135 $ 1,327,070
                                      =========  ========   ========= ===========================   =========





                  See accompanying notes to the financial statements.

                                     - F4 -



                                SYNERGISTICS, INC.

                             STATEMENTS OF CASH FLOWS

                      YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                             1997        1996
  Cash flows from operating activities:
    Net (loss)                                            $(240,797)  $ (38,673)
    Adjustments to reconcile net (loss) to net
      cash (used) by operating activities:
        Deferred taxes                                         -           -
        Depreciation and amortization                        18,904      14,663
                   Reserve for bad debts                       -        (15,000)
        (Increase) decrease in assets:
          Trade accounts receivable                         (17,123)   (105,764)
          Inventories                                       (95,270)    (38,272)
          Prepaid expenses and other current assets           5,684       2,470
        Increase (decrease) liabilities:
          Trade accounts payable                             86,758      56,501
          Accrued expenses and other current
            liabilities                                      (8,484)     (2,370)
          Amounts due stockholder                           (55,000)    (54,999)
                                     TOTAL ADJUSTMENTS      (64,531)   (142,771)

               NET CASH (USED) BY OPERATING ACTIVITIES     (305,328)   (181,444)

Cash flows from investing activities:
   Note payable-director                                       -        (25,000)
   Capital expenditures                                     (19,536)    (24,157)
               NET CASH (USED) BY INVESTING ACTIVITIES      (19,536)    (49,157)

Cash flows from financing activities:
  Proceeds of stock issuance                                260,000        -
             NET CASH PROVIDED BY FINANCING ACTIVITIES      260,000        -

                                    NET CHANGE IN CASH      (64,864)   (230,601)

Cash and equivalents at beginning of year                   101,550     332,151

                   CASH AND EQUIVALENTS AT END OF YEAR    $  36,686   $ 101,550
                                                          =========   =========










                See accompanying notes to the financial statements.

                                      - F5 -

                                SYNERGISTICS, INC.

                           NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 1997 and 1996



NOTE A - SUMMARY OF ACCOUNTING POLICIES

         A summary of the significant accounting policies applied by management ofthe Company in the preparation of the accompanying financial statements follows.

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



                                      - F6 -

                                SYNERGISTICS, INC.

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED DECEMBER 31, 1997 and 1996



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


NOTE B - INVENTORIES

         Inventories consist of the following at December 31, 1997 and 1996:

                                                            1997        1996
         Finished goods and work-in-process
           at aggregate market                            $298,472    $177,648
         Raw materials                                      36,616      62,170

                                                          $335,088    $239,818
                                                          ========    ========
                                      - F7 -


                                SYNERGISTICS, INC.

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED DECEMBER 31, 1997 and 1996



NOTE C - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following at December 31, 1997 and 1996:

                                                            1997        1996

         Accrued compensation and benefits                $29,653     $ 41,026
         Accrued commissions                                8,475        6,402
         Accrued audit fees                                17,500       17,500
         Other                                              1,151          335

                                                          $56,779     $ 65,263
                                                          =======     ========

NOTE D - AMOUNTS DUE STOCKHOLDER

         Amounts due stockholder consist of the following at December 31, 1997 and 1996:

                                                            1997        1996

         Amount due stockholder for wages
           in arrears; payable, without interest,
           on demand                                      $   -       $ 52,596

         Amount due stockholder for costs
           and expenses incurred by majority
           stockholder on Company's behalf; payable,
           without interest on demand                       86,297      88,701

                                                          $ 86,297    $141,297
                                                          ========    ========

NOTE E - STOCKHOLDERS' EQUITY

Common Stock

         At December 31, 1997, the Company is authorized to issue 12,000,000 shares of $.01 par value Common Stock. At December 31, 1997, 9,557,561 shares of such stock had been issued, including 16,445 shares held in the form of Treasury Stock. At December 31, 1997, 850,000 shares were reserved for issuance in connection with the stock option plans discussed below.






                                      - F8 -

                                SYNERGISTICS, INC.

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED DECEMBER 31, 1997 and 1996



NOTE E - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans

         At December 31, 1997, the Company has three qualified incentive stock option plans (the "1983 Plan", the "1987 Plan" and the "1988 Plan"), which have been approved by the Company's stockholders. The 1983 and 1987 Plans provide that options can be granted for the purchase of 275,000 shares of Common Stock each through June 1993 and June 1998, respectively, with the options expiring ten years from the date they are granted, except for options issued to holders of more than ten percent of the Company's Common Stock, which expire five years from the date they are granted. Options previously granted under a 1982 Plan expired and were reissued under the 1983 Plan. The 1988 Plan provides that options can be granted for the purchase of 350,000 shares of Common Stock through 1998 under terms similar to the 1983 Plan.

         All plans provide that options can be exercised for a value
(per share), as stated by the Company's Board of Directors, as of the date the option was granted, except for options granted to holders of more than ten percent of the Company's Common Stock which are exercisable at 110 percent of such stated value.

         Transactions regarding the options during the years ended December 31, 1997 and 1996 are shown as follows;
                                               1983 Plan  1987 Plan  1988 Plan

         Outstanding at January 1, 1996         182,401     66,000    182,698

         Grants expired during 1996             (21,769)      -       (43,861)

         Grants forfeited during 1996           (15,000)      -        (8,086)

         Outstanding at December 31, 1996       145,632     66,000    130,751

         Grants expired during 1997            (111,293)   (46,000)    (1,479)

         Grants forfeited during 1997              -          -          (736)

         Outstanding at December 31, 1997        34,339     20,000    128,536
                                                =======     ======    =======
         Available for grant at
           December 31, 1997                    240,661    255,000    146,464
                                                =======    =======    =======
         All outstanding options are exercisable at $2.50 per share.

Income Per Share of Common Stock

         Income per share of Common Stock is computed based on the weighted average number of shares of Common Stock outstanding (9,441,944 and 9,297,561 shares for the years ended December 31, 1997 and 1996, respectively).

                                      - F9 -

                                SYNERGISTICS, INC.

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED DECEMBER 31, 1997 and 1996



NOTE F - CONCENTRATION OF RISK

         From time to time, the Company maintains deposits with major financial institutions in excess of insurable limits.


NOTE G - RENT AND OPERATING LEASE COMMITMENT

         The Company's rent expense during the years ended December 31, 1997 and 1996 approximated $59,400 and $57,600, respectively, principally under the terms of a lease for its operating facility.

         During April 1994, the Company leased new premises for a period of five years. The lease provides that the Company is responsible for fifty percent of the real estate taxes and operating costs of the premises. Future rental payments required under the lease, exclusive of real estate taxes and operating costs, are as follows:

         Year Ending December 31,

               1998                                       $ 45,791
               1999                                         19,390

                                                          $ 65,181
                                                          ========

NOTE H - INCOME TAXES

         At December 31, 1997, operating loss carryforwards aggregating approximately $4,884,756 are available to reduce future federal taxable income, if any. If not utilized, these carryforwards will expire at various dates between 1999 and 2008. The carryforwards are subject to examination by the Internal Revenue Service.

         The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. As of December 31, 1997 and 1996, the Company's deferred tax asset consists of:

                                                            1997        1996

         Net operating loss carryforwards               $1,978,811   $1,760,868
         Other                                              66,000       66,000
         Valuation allowance                            (1,227,035)  (1,009,092)

                                                        $  817,776   $  817,776
                                                        ==========   ==========


                                      - F10 -

                                SYNERGISTICS, INC.

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE I - BUSINESS SEGMENT INFORMATION

         The Company's business, which consists principally of a single segment, is the designing, manufacturing and selling of single and multifunctional electronic systems which control access to secure areas. The Company sells to domestic and foreign customers from its domestic location.

         Sales by Major Customer Category                1997           1996

         Government sales                             $   62,808     $   21,272
         Other domestic sales                          1,834,233      1,827,156
         Export sales                                    482,926        439,847

                                                      $2,379,967     $2,288,275
                                                      ==========     ==========

         Export sales are made directly and through United States brokers to users in Canada, South and Central America to include Mexico, the Middle East including Turkey, and the South Pacific and Far East. No single foreign area accounts for more than ten percent of total sales in 1997.


NOTE J - CONTINGENT SALE OF ASSETS

         The Company is currently negotiating a settlement of the contingent sale of assets related to the imaging product.


NOTE K - NOTE RECEIVABLE - DIRECTOR

         The Company advanced $25,000 to a director. The note is payable on demand without interest.


NOTE L - ADVERTISING COSTS

         Advertising expense was $60,773 and $46,404, respectively, for the years ended December 31, 1997 and 1996.


NOTE M -

         The Company has a deferred compensation plan under Section 401(k) covering substantially all employees. The Company provided no match during 1997 and matched $7,000 during 1996.




                                      - F11 -