Form 10QSB
period 1998-03-31
SYNERGISTICS INC
filed 1998-05-15
CIK 95986

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                               FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                         Commission File Number O-6421
March 31, 1998

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

Yes  X      No

There is no public market for, and thus no aggregate market value of the registrants securities.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

Class Outstanding at April 30, 1998
Common Stock, one cent par value         9,557,561


               NO DOCUMENTS INCORPORATED BY REFERENCE

-----------------------------------------------------------

                           SYNERGISTICS, INC.
                              BALANCE SHEET


                                  ASSETS

                                           (UNAUDITED)
                                         Mar 31     Dec 31
                                           1998       1997
CURRENT ASSETS
  Cash                               $   82,917 $   36,686
  Accounts receivable                   440,723    529,682
  Allowance for doubtful accts          (21,248)   (20,000)
  Inventories                           323,774    335,088
  Prepaid expenses                       18,646     15,026
                                        -------    -------
TOTAL CURRENT ASSETS                    844,812    896,482

EQUIPMENT, less allowances of $84,067
and $79,267 for depreciation             58,929     62,921

DEFERRED TAXES                          817,776    817,776
                                      ---------  ---------
TOTAL ASSETS                         $1,721,517 $1,777,179
                                     ========== ==========

        LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable               $206,997   $307,033
  Accrued expenses and other current     62,774     56,779
  Amount due stockholder                 73,605     86,297
                                        -------    -------
TOTAL CURRENT LIABLITIES                343,376    450,109

STOCKHOLDERS' EQUITY
  Common Stock (9,557,561 shares issued
    including shares held in Treasury    95,576     95,576
  Additional paid-in capital          6,799,637  6,799,637
  Retained earnings (deficit)        (5,509,937)(5,561,008)
                                      1,385,276  1,334,205
  Cost of Common Stock held in
    Treasury                             (7,135)    (7,135)
                                      ---------  ---------
                                      1,378,141  1,327,070

TOTAL LIABILITIES. PREFERRED STOCK    ---------  ---------
AND SHAREHOLDERS' EQUITY             $1,721,517 $1,777,179
                                      =========  =========
-----------------------------------------------------------

                           SYNERGISTICS, INC.
                         STATEMENT OF OPERATIONS
                      PERIOD OF THREE MONTHS ENDED
                         MARCH 31, 1998 AND 1997


                                            (UNAUDITED)
                                           1998       1997
Sales                                 $ 603,920  $ 469,309
Other income                             66,414      3,133
                                        -------    -------
                                        670,334    472,442

Costs and expenses:
  Cost of sales                         382,023    360,602
  Selling, general and administrative   237,170    208,686
  Interest expense                           71        472
                                        -------    -------
                                        619,264    569,760
                                        -------    -------
Net gain (loss)                       $  51,070   $(97,318)

 Gain (loss) per share of Common Stock
  Assuming no dilution                    $0.01     ($0.01)
  Assuming full dilution                  $0.01     ($0.01)

-----------------------------------------------------------

                           SYNERGISTICS, INC.
               STATEMENT OF CHANGES IN FINANCIAL POSITION
              PERIODS OF THREE MONTHS MARCH 31, 1998 AND 1997


                                            (UNAUDITED)
                                           1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                      $ 51,070   $(97,318)

Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
  Depreciation                            4,800      4,200
  (Increase) decrease in accounts
    receivable                           90,207    160,677
  (Increase) decrease in inventories     11,314    (60,361)
  (Increase) decrease in prepaid expenses
    and other assets                     (3,620)   (11,889)
  Increase (decrease) in accounts
    payable                            (100,035)         7
  Increase (decrease) in accrued expenses
    and other current liabilities         5,995    150,788
  Increase (decrease) in amounts due
    shareholder                         (12,692)   (13,750)
                                        -------    -------
TOTAL ADJUSTMENTS                        (4,031)   229,672

NET CASH USED BY OPERATING ACTIVITIES    47,039    132,354

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                       (808)         0
Stock issued                                  0          0
                                         -------     -----
NET CASH (USED) BY INVESTING ACTIVITIES    (808)         0
                                         ------    -------
NET CHANGE IN CASH                       46,231    132,354
                                         ------    -------
CASH AT BEGINNING OF YEAR                36,686    101,550
                                         ------    -------
CASH AT END OF PERIOD                    82,917    233,904
                                         ======    =======
-----------------------------------------------------------

                         SYNERGISTICS, INC.
                        SELECTED INFORMATION


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operations for the full year.

Basis of Presentation

It is the opinion of management that all significant adjustments which are routine recurring adjustments reflected in the accompanying March 31 financial statements which are necessary to present fairly such interim financial statements.

Accounting Policy for Revenues and Costs of Sales

Revenues are recognized at the time of product shipment. Cost of sales is computed using the "gross profit" method based upon historical results of operations. Other costs, included in costs of sales, are based upon such costs as actually incurred.

Inventories

Inventories are comprised of the following:

                                     *  3/31/98   12/31/97

            Raw Materials                75,705     80,746
            Finished Goods & WIP        248,069    254,342
            Total Inventories           323,774    335,088

            *Allocation Based Upon Estimate

(Loss) per Common Share

The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security.

The following schedule sets forth the number of shares used in computing earnings per share:

                                            Period of Three Month
                                                Ended March 31
                                                 1998       1997

   Assuming no dilution
   Common Stock Outstanding April 30, 1998     9,557,561  9,297,561
   Shares held in Treasury                        16,445     16,445
   Total Shares Authorized                    12,000,000 12,000,000

-----------------------------------------------------------

                    PART I  FINANCIAL INFORMATION


ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 1998, the Company recorded sales $603,920 compared to $469,309 for the three months ended March 31, 1997 At March 31, 1998 the Company had a backlog of $76,291 compared to $64,596 at March 31, 1997.

Cost of sales as a percentage of sales decreased to 63.3% from 76.8% for the three months ended March 31, 1998 and 1997, respectively.
This decrease is due to the reduction of new product development.

For the period of three months ended March 31, 1998, selling, general and administrative expenses increased by $28,484 over the period of three months ended March 31, 1997.


                   PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are currently no pending legal proceedings to which the Compan a party or to which any of its property is subject.

ITEM 2.  CHANGE IN SECURITIES

There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first three months of calendar year 1998.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4.  EXHIBITS AND FORM 8-K

None.

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf, t undersigned thereunto being duly authorized.


DATE______May 14, 1998         BY/S/ WILLIAM M. TETRICK
                                     William M. Tetrick
                                     Chairman of the Board



DATE______May 14, 1998         BY/S/ DAVID S. LONGWORTH
                                     David S. Longworth
                                     President and Clerk


--------------------------------------------------------------------