Form 10QSB
period 1998-06-30
SYNERGISTICS INC
filed 1998-08-14
CIK 95986

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

                               FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                         Commission File Number O-6421
June 30, 1998

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

Class Outstanding at                          July 31, 1998
Common Stock, one cent par value                9,557,561


               NO DOCUMENTS INCORPORATED BY REFERENCE



                           SYNERGISTICS, INC.
                              BALANCE SHEET


                                 ASSETS

                                                     (UNAUDITED)     (AUDITED)
                                                       Jun 30          Dec 31
                                                        1998            1997
CURRENT ASSETS
  Cash                                                  43,201          36,686
  Accounts receivable                                  510,278         529,682
  Allowance for doubtful accts                         (23,336)        (20,000)
  Inventories                                          375,788         335,088
  Prepaid expenses                                      25,846          15,026
                                                       -------         -------
TOTAL CURRENT ASSETS                                   931,777         896,482

EQUIPMENT, less allowances of $88,867
and $79,267 for depreciation                            57,214          62,921

DEFERRED TAXES                                         817,776         817,776
                                                       -------         -------
TOTAL ASSETS                                         1,806,767       1,777,179
                                                     =========       =========

"        LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY"

CURRENT LIABILITIES
  Trade accounts payable                               251,597         307,033
  Accrued expenses and other current liabilities        67,154          56,779
  Amount due stockholder                                59,855          86,297
                                                       -------         -------
TOTAL CURRENT LIABLITIES                               378,606         450,109

STOCKHOLDERS' EQUITY
  Common Stock (9,557,561 shares issued
    including shares held in Treasury)	                95,576          95,576
  Additional paid-in capital                         6,799,637       6,799,637
  Retained earnings (deficit)                       (5,459,917)     (5,561,008)
                                                     ---------       ---------
                                                     1,435,296       1,334,205
  Cost of Common Stock held in Treasury	                (7,135)         (7,135)
                                                     ---------       ---------
                                                     1,428,161       1,327,070
                                                     ---------       ---------
TOTAL LIABILITIES. PREFERRED STOCK
AND SHAREHOLDERS' EQUITY                             1,806,767       1,777,179
                                                     =========       =========


                                      SYNERGISTICS, INC.
                                   STATEMENT OF OPERATIONS
                                  PERIOD OF SIX MONTHS ENDED
                                    JUNE 30, 1998 AND 1997


                                                  (UNAUDITED)       (UNAUDITED)
                                                      1998               1997

Sales                                               1,277,729         1,072,046
Other income                                           82,058            14,544
                                                    ---------          --------
                                                    1,359,787         1,086,590

Costs and expenses:
  Cost of sales	                                      777,930           815,087
  Selling, general and administrative expenses        480,654           422,595
  Interest expense                                        112               875
                                                     --------          --------
                                                    1,258,696         1,238,557
                                                    ---------         ---------
Net gain (loss)                                       101,091          (151,967)

 Gain (loss) per share of Common Stock
  Assuming no dilution                                  $0.01            ($0.02)
  Assuming full dilution                                $0.01            ($0.02)


                                       SYNERGISTICS, INC.
                          STATEMENT OF CHANGES IN FINANCIAL POSITION
                         PERIODS OF SIX MONTHS JUNE 30, 1998 AND 1997


                                                  (UNAUDITED)        (UNAUDITED)
                                                       1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                    101,091           (151,967)

Adjustments to reconcile net income to net
cash (used) provided by operating activities:
  Depreciation	                                        9,600              8,400
  (Increase) decrease in accounts receivable          22,740             94,607
  (Increase) decrease in inventories                 (40,700)           (26,851)
  (Increase) decrease in prepaid expenses
    and other assets                                 (10,820)            (5,218)
  Increase (decrease) in accounts payable            (55,436)           (19,996)
  Increase (decrease) in accrued expenses
    and other current liabilities                     10,375             (9,979)
  Increase (decrease) in amounts due
    shareholder                                      (26,442)           132,500
                                                     -------            -------
TOTAL ADJUSTMENTS                                    (90,683)           173,463
                                                      ------            -------
NET CASH USED BY OPERATING ACTIVITIES                 10,408             21,497

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                  (3,893)            (6,283)
                                                      ------             ------
NET CASH (USED) BY INVESTING ACTIVITIES               (3,893)            (6,283)

NET CHANGE IN CASH                                     6,515             15,214

CASH AT BEGINNING OF YEAR                             36,686            101,550
                                                      ------            -------
CASH AT END OF PERIOD                                 43,201            116,764
                                                      ======            =======





                          SYNERGISTICS, INC.
                        SELECTED INFORMATION


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual
Report Form 10-K. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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


Inventories

Inventories are comprised of the following:

                                        *  6/30/98      12/31/97

                Raw Materials               86,430        80,746
                Finished Goods & WIP       289,358       254,342
                                           -------       -------
                Total Inventories          375,788       335,088

                                *Allocation Based Upon Estimate

(Loss) per Common Share

The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security.

The following schedule sets forth the number of shares used in computing earnings per share:

                                                   Period of Six Months
                                                      Ended June 30
                                                      1998        1997

   Assuming no dilution
   Common Stock Outstanding, July 31               9,557,561 	9,297,561
   Shares held in Treasury                            16,445       16,445
   Total Shares Authorized                        12,000,000   12,000,000


                    PART I  FINANCIAL INFORMATION

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 1998, the Company recorded sales of $1,277,729 compared to $1,072,046 for the six months ended June 30, 1997. At June 30, 1998 the Company had a backlog of $71,514 compared to $44,458 at June 30, 1997.

Cost of sales as a percentage of sales decreased to 60.9% from 76% for the six months ended June 30, 1998 and 1997, respectively.
This decrease is due to the reduction of new product development.

For the period of six months ended June 30, 1998, selling, general and administrative expenses increased by $58,059 over the period of six months ended June 30, 1997.


                   PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are currently no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGE IN SECURITIES

There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first six months of calendar year 1998.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special meeting in lieu of an annual meeting was held on May 28, 1998. William Tetrick, Dave Longworth, Larry Bishop, Thomas Gehman and Robert Pogorelc were re-elected as directors.

A vote was taken to approve Livingston & Haynes, P.C. to continue as auditors for the coming year.

ITEM 4.  EXHIBITS AND FORM 8-K

Exh 27 Financial Data Schedule

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf, the undersigned thereunto being duly authorized.


DATE__August 13, 1998______         BY_/S/ WILLIAM M. TETRICK
                                           William M. Tetrick
                                           Chairman of the Board



DATE__August 13, 1998_______         BY_/S/DAVID S. LONGWORTH
                                           David S. Longworth
                                           President and Clerk