Form 10QSB
period 1998-09-30
SYNERGISTICS INC
filed 1998-11-13
CIK 95986

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                               FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                         Commission File Number O-6421
September 30, 1998

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

Class Outstanding at       October 31, 1998
Common Stock, one cent par value             9,557,561


               NO DOCUMENTS INCORPORATED BY REFERENCE

---

                           SYNERGISTICS, INC.
                              BALANCE SHEET


                                     ASSETS

                                                     (UNAUDITED)
                                                       Sept 30        Dec 31
                                                         1998          1997

 CURRENT ASSETS
  Cash                                                  69,648        36,686
  Accounts receivable                                  522,573       529,682
  Allowance for doubtful accts                               0       (20,000)
  Inventories                                          420,887       335,088
  Prepaid expenses                                      22,761        15,026
                                                       -------       -------
TOTAL CURRENT ASSETS                                 1,035,869       896,482

EQUIPMENT, less allowances of $93,667
and $79,267 for depreciation                            58,560        62,921

DEFERRED TAXES                                         817,776       817,776
                                                       -------       -------
TOTAL ASSETS                                      $  1,912,205  $  1,777,179
                                                  ============  ============

        LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                            $  297,827     $  307,033
  Accrued expenses and other current liabilities        50,341         56,779
  Amount due stockholder                               148,220         86,297
                                                     ---------      ---------
TOTAL CURRENT LIABLITIES                               496,388        450,109

STOCKHOLDERS' EQUITY
  Common Stock (9,557,561 shares issued
    including shares held in Treasury)                  95,576         95,576
  Additional paid-in capital                         6,799,637      6,799,637
  Retained earnings (deficit)                       (5,472,261)    (5,561,008)
                                                     ---------      ---------
                                                     1,422,952      1,334,205
  Cost of Common Stock held in Treasury                 (7,135)        (7,135)
                                                     ---------      ---------
                                                     1,415,817      1,327,070

TOTAL LIABILITIES. PREFERRED STOCK                   ---------       ---------
AND SHAREHOLDERS' EQUITY                          $  1,912,205    $  1,777,179
                                                     =========       =========



                           SYNERGISTICS, INC.
                         STATEMENT OF OPERATIONS
                       PERIOD OF NINE MONTHS ENDED
                       SEPTEMBER 30, 1998 AND 1997


                                                           (UNAUDITED)
                                                       1998          1997

Sales                                             $  1,911,049  $  1,609,146
Other income                                            98,151        31,531
                                                     ---------     ---------
                                                     2,009,200     1,640,677

Costs and expenses:
  Cost of sales                                      1,176,747     1,226,261
  Selling, general and administrative expenses         743,535       669,318
  Interest expense                                         172           965
                                                      --------     ---------
                                                     1,920,454     1,896,544
                                                     ---------     ---------
Net gain (loss)                                      $  88,746   $  (255,867)
                                                     =========     =========
 Gain (loss) per share of Common Stock
  Assuming no dilution                                    $  0         $  (0)
  Assuming full dilution                                  $  0         $  (0)



                           SYNERGISTICS, INC.
                STATEMENT OF CHANGES IN FINANCIAL POSITION
             PERIODS OF NINE MONTHS SEPTEMBER 30, 1998 AND 1997


                                                            (UNAUDITED)
                                                          1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $  88,746  $  (255,867)

Adjustments to reconcile net income to net
cash (used) provided by operating activities:
  Depreciation                                            14,400       12,600
  (Increase) decrease in accounts receivable             (12,891)     125,332
  (Increase) decrease in inventories                     (85,798)     (50,525)
  (Increase) decrease in prepaid expenses
    and other assets                                      (7,735)       2,431
  Increase (decrease) in accounts payable                 (9,206)     (33,559)
  Increase (decrease) in accrued expenses
    and other current liabilities                         (6,438)      (6,280)
  Increase (decrease) in amounts due
    shareholder                                           61,923      (41,250)
                                                         -------      -------
TOTAL ADJUSTMENTS                                        (45,745)       8,749
                                                         -------      -------
NET CASH USED BY OPERATING ACTIVITIES                     43,001     (247,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                     (10,039)      (8,853)
Stock issued                                                   0      210,000
                                                          ------      -------
NET CASH (USED) BY INVESTING ACTIVITIES                  (10,039)     201,147

NET CHANGE IN CASH                                        32,962      (45,971)

CASH AT BEGINNING OF YEAR                                 36,686      101,550
                                                         -------      -------
CASH AT END OF PERIOD                                  $  69,648    $  55,579
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

Basis of Presentation
It is the opinion of management that all significant adjustments which are routine recurring adjustments reflected in the accompanying Sept. 30 financial statements which are necessary to present fairly such interim financial statements.

Accounting Policy for Revenues and Costs of Sales
Revenues are recognized at the time of product shipment. Cost of sales is computed using the "gross profit" method based upon historical results of operations. Other cost, included in costs of sales, are based upon such costs as actually incurred.

Inventories
Inventories are comprised of the following:

                                             *  9/30/98      12/31/97

                    Raw Materials            $  105,200     $  80,746
                    Finished Goods & WIP     $  315,687     $ 254,342
                    Total Inventories        $  420,887     $ 335,088

                                *Allocation Based Upon Estimate

Gain per Common Share
The weighted average number of shares of common stock outstanding used in computing gain per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security.

The following schedule sets forth the number of shares used in computing earnings per share:

                                               Period of Nine Months
                                                    Ended Sept. 30
                                                       1998             1997

   Assuming no dilution
   Common Stock Outstanding, October 31,             9,557,561       9,297,561
   Shares held in Treasury                              16,445          16,445
   Total Shares Authorized                          12,000,000      12,000,000

---

                        PART I  FINANCIAL INFORMATION


ITEM 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

For the nine months ended September 30, 1998, the Company recorded sales of $1,911,049 compared to $1,609,146 for the nine months ended September 30, 1997. At September 30, 1998 the Company had a backlog of $38,643 compared to $88,376 at September 30, 1997.

Cost of sales as a percentage of sales decreased to 61.6% from 76.2% for the nine months ended September 30, 1998 and 1997, respectively.This decrease is due to the reduction of new product development.

For the period of nine months ended September 30, 1998, selling, general and administrative expenses increased by $74,217 over the period of nine months ended September 30, 1997.


                   PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
There are currently no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGE IN SECURITIES
There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first nine months of calendar year 1998.

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






DATE       November 13,1998      BY/S/WILLIAM M. TETRICK
                                      William M. Tetrick
                                      Chairman of the Board



DATE       November 13, 1998     BY/S/DAVID S. LONGWORTH
                                      David S. Longworth
                                      President and Clerk