Form 10QSB/A
period 1998-09-30
SYNERGISTICS INC
filed 1999-01-25
CIK 95986

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



YEAR 2000 READINESS

1a. The company's state of readiness on manufactured products:

    Synergistics uses standard materials, available from multiple sources, in manufacturing their products. This insures that fair prices are obtained for purchased components and also that compliant vendors will be available when Y2K difficulties are experienced by non compliant vendors.

A survey of all vendors for Y2K compliance is currently being conducted to assure a successful entry into the year 2000.

    Synergistics manufactured products include security systems which operate as non IT systems, (microprocessors), and IT systems (personal computers).

    Y2K testing of all manufactured systems was concluded in 1998 and a series ofletters was generated as a response to Synergistics customers and dealers who inquire about Y2K compatibility issues for Synergistics systems that they had purchased or installed. These letters offered several options to the customers depending on the systems purchased. These options answered the Y2K compatibility issue with the following responses:

    1. That the equipment purchased was Y2K compatible

       with no further changes.

    2. That the firmware of the equipment needed to be upgraded to become Y2K compatible.

    3. That the software of the equipment needed to be upgraded to become Y2K compatible.

    4. That the equipment was not Y2K compatible but an upgrade path to another Synergistics system was recommended to bring the system into compliance while retaining the use of many of the systems components and installation wiring to keep costs down.


1b. The company's state of readiness on internally used systems:

    Synergistics uses computer software to manage it's accounting. This includes Accounts Receivable, Accounts Payable and General Ledger. The system being used is Y2K compliant.

Synergistics also uses computer software to maintain inventory control for manufacturing. This system is not yet Y2K compliant but will be changed to a Y2K compliant system prior to the year 2000.

    Other computer software is used at Synergistics to development software for sale. Our engineers are always observant of Y2K compatibility in software used for product development and every effort is made to see that any compatibility issues are resolved.

In conclusion, Y2K issues and their solutions have been a part of Synergistics since 1997. All issues have been either solved or have a planned solution. Costs remaining to handle unresolved Y2K issues as of yet are estimated to be less than $5000.





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







DATE       January 23, 1999     BY/S/DAVID S. LONGWORTH
                                      David S. Longworth
                                      President and Clerk