Form 10KSB
period 1998-12-31
SYNERGISTICS INC
filed 1999-04-01
CIK 95986

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:                Commission File No.:
December 31, 1998                         0-6421

                          SYNERGISTICS, INC.

Massachusetts                             04-2283157
(State of Incorporation)                  (IRS Employer I.D.
Number)

9 Tech Circle, Natick, MA                 01760
(Address of Principal Executive Office)   (Zip Code)

Registrant's telephone number,
including area code                       (508) 655-1340

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

  Yes _X___    No ______

To the Company's knowledge, only a limited public market for its securities existed as of December 31, 1998 and there was no aggregate market value of registrant's securities as of that date.

State issuer's revenues for its most recent fiscal year
$2,917,792

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practical date.

Common Stock, $0.01 Par Value               9,632,561
(Title of Class)                   (Shares Outstanding at March 1, 1999)

Exhibit Index is located on pages 11 and 38 of this Form 10-K.

                 DOCUMENTS INCORPORATED BY REFERENCE

Form 10-QSB filed with the Commission by the Company for period ending September 30, 1998.

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

Current Products:

MSLR1 - ATM Vestibule Access Control: The MSLR1 product line continues to be a substantial revenue producer for the Company. It is a minimal security access control system utilizing a single reader and controller to control access to a single door in an automatic teller machine (ATM) lobby installation. The Company currently sells to over 20,000 bank installations worldwide.

ATM-III - ATM Vestibule Access Control: This product controls access to ATM vestibule installations similar to the MSLR1 product. It offers high security to the installations and has currently found a new market in banks located in shopping malls.

ATM Access - ATM Vestibule Access Control: ATM Access is a distributed processing access control system developed in 1994 to meet the requirements for New York City's Local Law 70, a law passed to increase security in ATM installations. The ATM Access system meets the requirements of the law by using a database supplied to the banks by NYCE which provides reasonable assurance that only bank card gain entrance to ATM vestibule installations. Today, there are over 1,500 installations in and around New York City.

Citicorp ATM Access - ATM Vestibule Access Control: This product uses the ATM Access product as a base controller for a customized, networked access control system for all Citibank ATM installations in New York City. This product was first shipped in 1998 and will be installed in 1999. It played a major part in the sales increase between 1997 and 1998.


PC-PAC - Central Processing Access Control System: The PC-PAC system provides alarm security and monitoring capability for complete facility management. It has the capability of controlling 256 access controlled areas, supporting over 35,000 authorized persons, while providing monitoring capability for 1,600 alarm points in the system. PC-PAC utilizes a desk top PC as a central processing unit. It is available in a single computer version or with a redundant computer running in hot standby. PC-PAC is currently being phased out of the product line, to be replaced by WaPac for Windows.

WA-PAC - A DOS based distributed processing building management system: WA-PAC is an access control system which supports a network of buildings or sites from a desk top PC host computer over dial-up or direct voice grade telephone lines or fiber optics communications. WA-PAC operates as a distributed intelligent network of card access readers and controllers which control access to buildings or sitesin the network as well as monitorin perimeter security. Each building or site can have up to 64 card access readers and over 4,000 alarm input and output points. It will support databases of over 50,000 users.

WA-PAC FOR WINDOWS - A Windows NT based distributed processing building management system: This product is a modern version of the WA-PAC DOS system described above. This product was released for Beta test and installed in several sites for test and evaluation in 1998. It was released for general distribution in February, 1999 and is intended to be our premium building management and access control product into the 21st century.

WA-PAC TRACKER - An asset tracking enhancement to WA-PAC. This system protects against asset theft from buildings secured with WA-PAC access control security. Assets are defined as any object or person that can be tagged for identification with Tracker's long range proximity security tags. Assets may be laptop computers or other equipment, babies, or even elderly persons. Tagged assets are associated with tagged personnel by the system and recorded as they pass monitoring points. If the asset is unauthorized, an alarm is sent to security and a record is made of the transaction. If the asset is authorized to be carried by the tagged person, a record is made of it's passing. WA-PAC Tracker is currently being added to WaPac for Windows as an enhancement.

BUILDING WATCH - A distributed processing access control system:
Building Watch is a distributed processing access control product designed for securing commercial or industrial facilities at low cost. This system shares a personal computer with other programs, thereby making it a very cost effective security system that is easy to implement and expand. Building Watch offers direct local access control and remote access management over dial-up phone lines. It also supports input point monitoring and reporting capabilities. Building Watch supports all popular card technologies.

BUILDING WATCH FOR WINDOWS - This access control system is a Windows 3.1 based clone of the DOS Building Watch system above. It supports access control in an unlimited number of buildings and operates under Windows 3.1, 95 and NT platforms.


DOOR WATCH - 2 Door, Stand alone, Full Featured Access Control System: This product is sold mainly to small, industrial and commercial users who require only one or two doors of access control, but wish to control doors with time zones and keep a printed record of system activity. Door Watch supports all popular card reader technologies.

SENTRY - Single door, stand-alone access control system, expandable to 2 doors. Sentry was introduced in 1997 as a low end to our access control product line. It is marketed to locksmiths due to it's simplicity and ease of installation.

The Company designs all of its products. The Company's computer based products use personal computers and standard peripherals to provide access control and building management to secured sites.

These products are acquired from a variety of third party sources. Components are procured from electronics distributors. Board and assembly houses manufacture and assemble circuit boards. Final assembly, test and shipping functions are performed by Company personnel. The Company solicits bids for components, subassemblies and outside assembly. The Company has not experienced difficulty obtaining components for its products.

(b)  Financial Information About Industry Segments

The Company has been in a single business segment for the past year: The manufacturing and marketing of access control and facility management systems. All of the Company's revenue, operating profit or loss and identifiable assets are attributable to one industry segment.

(c)  Narrative Description of Business

Y2K issues relating to products:
All listed products manufactured by the Company are currently Y2K compliant. Products which were installed by users in the past are Y2K compliant or have a proposed upgrade path to becoming Y2K compliant.

Description of Products

Bank ATM Access Control:  The Company has been  marketing bank ATM access
control products since 1977.   These products consisted of MSLR1, ATM III, and
ATM Access. In 1998, the Company added a customized networked product expressly customized for Citibank sites in Greater New York City. Bank ATM access control revenue represented approximately 32% of all Company revenue in 1998, 30% in 1997 and 35% in 1996. The Company has sold ATM access control products to over 20,000 bank installations in the United States and abroad.

PC-PAC: PC-PAC, a central processing access control and building management system was introduced in 1984. PC-PAC provides access control and building security using a personal computer. PC-PAC controls up to 256 doors using a variety of card reader technologies and keypads plus monitors perimeter alarm points in secured building environments. PC-PAC provides hard disk storage for permanent records of all transactions, an instantaneous check of personnel in a given area and retains a record of those cards which have been used to attempt access to an area where the cardholder was not authorized. Product options include zoned anti-passback; alarm, elevator and relay control. PC-PAC revenue approximated 1% of all Company revenue in 1998, 1% in 1997 and 3% 1996. The Company believes that the PC-PAC system will be replaced with WaPac for Windows due to its DOS operating system.

WaPac: The Company introduced WA-PAC in 1988 as a DOS based, distributed processing access control system which controls multiple building sites through the use of a single host computer.

WaPac has been the Companies premier computer system over the past years and is generally installed in Colleges and Universities as well as large corporate buildings. WaPac supports a great number of features and it's reliable operation and reasonable pricing is the main reason for it's success in controlling access and securing perimeters in these buildings. WaPac uses either direct or dialup telephone lines for communications and will support any number of building sites. Product shipments began in 1988. WA-PAC revenue approximated 10% in 1998, 16% of total company revenue in 1997, and 10% in 1996.

WaPac for Windows: The Company introduced WaPac for Windows in late 1998. This Windows NT based product will take the place of WA-PAC (DOS version) as time goes on. WA-PAC for Windows is written to operate on a Windows NT platform. Further development of WaPac for Windows in 1999 will make it a networked product which will support WA-PAC Tracker, video image badging, floor plan mapping and many other features which were not possible with the DOS based WA-PAC system. The main market for this product is colleges and universities and large corporate buildings as it was with WA-PAC DOS. WaPac for Windows was released as a beta test version only in 1998. A fully released version will be released in early 1999.

Building Watch: The Company developed and announced Building Watch in 1990. Initial product shipments began in December 1990. Building Watch is an economical access control product which controls access to 32 doors in many buildings from a single computer which may be shared with other computer programs. The Company announced Building Watch for Windows in 1997. Building Watch revenues approximated 12% of all Company revenue in 1998, 14% in 1997 and 14% in 1996.

Door Watch: The Company announced Door Watch in December of 1992 and began shipping the product in December of that year. Door Watch revenues approximated 2% of total Company revenue in 1998, 1% in 1997, and 2% in 1996.

The Company introduced and began selling Sentry in 1997. Sentry was not a significant contributor to revenue in 1997. In 1998, Sentry contributed 1% of all Company revenue.





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

MARKETING AND CUSTOMERS

The company sells its products through the efforts of district sales managers who market the product through independent security dealers and locksmiths world wide. The Company markets its products primarily through trade shows, advertising in selected industry journals and magazines, government supply contracts, selected direct mailings, the Internet and supporting dealer bids and proposals.

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


BACKLOG

The ending backlog was $54,237 in 1998, $78,187  in 1997, $34,864 in 1996.

RESEARCH AND DEVELOPMENT

The Company expends monies on technical support , research and development of new products, and the enhancement of existing products. Such expenditures are consistent with the Company's overall product development, maintenance and enhancement strategies. In 1997, a significant engineering effort was entered into where development of new Windows based products occupied most of our engineering effort. This effort continued through 1998 concluding with the release of WA-PAC for Windows to beta test in the field and a custom ATM access control system designed exclusively for Citicorp.

GOVERNMENT CONTRACTS

The Company does not actively pursue government contracts, but does have a GSA contract and sells to the government whenever it is advantageous. Government revenue approximated 2% of total revenue in 1998, 3% in 1997 and 1% in 1996.

None of the Company's sales under government contracts are subject to renegotiation of profits or termination of contracts or subcontracts, to the best of the Company's knowledge.

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

PERSONNEL

At December 31, 1998, the Company had twenty four (24 ) full and part time employees.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
    REVENUE


The Company operates from a headquarters facility located in Natick, Massachusetts and a sales office in Atlanta Georgia.

Export revenue approximated 17% of total revenue in 1998, 20% in 1997 and 19%in 1996. The Company sells to American brokers doing business abroad and directly to end users and foreign dealers. The currency used for all sales to foreign firms is the U.S. Dollar.

ITEM 2.  PROPERTIES

The Company currently leases approximately 7,160 square feet of office and manufacturing space in a one story brick and masonry building located at 9 Tech Circle, Natick, Massachusetts under the terms of a five year lease which expires June 1, 1999. The current monthly base rate is $3878. Additionally the Company is required to pay utility charges and insurance costs as well as the Company's portion of taxes and common space charges.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings are pending to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the Fourth Quarter of 1997.

ITEM 5.  MARKET OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

As of December 31, 1998, to the Company's knowledge, only a limited public market for its Common Stock existed. The Common Stock is not presently registered on any stock exchange. The Company is not aware of any over-the-counter trading in its stock in the past two years.

Prior to December 31, 1993, the Company had 656 stockholders of record of Common Stock and 13 stockholders of Preferred Stock. Due to the Company's inability to pay the required semiannual dividends, this Preferred Stock and the accumulated unpaid dividends were converted to 1,367,040 shares of Common Stock.
Immediately after this conversion, additional shares of common stock were issued to a principal shareholder and director in payment of certain demand notes and accrued interest.




                          PART 11

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   CONDITION AND
           RESULTS OF OPERATION

1998 Compared to 1997

Revenues for 1998 were $2,917,792, an increase of $537,825 compared with 1997.

Cost of Sales as a percentage of revenue decreased to 58.16% from 70.17% and selling expenses for 1998 increased by $77,209 when compared to 1997. The decrease in Cost of Sales was due to reduced engineering and R&D spending. The increase in Sales & Marketing expenses relate to the Company's development of new promotional materials and an aggressive advertising campaign.

At December 31, 1998, current assets exceeded current liabilities by $155,038 including cash in commercial checking and money market accounts of $84,376.

1997 Compared to 1996

Revenues for 1997 were $2,379,967, an increase of $91,692 compared with 1996.

Cost of Sales as a percentage of revenue increased to70.17% from 63.07% and selling expenses for 1997 increased by $82,476 when compared to 1996. The increase in Cost of Sales was due to aggressive engineering and R&D spending to bring Windows into the product line.

Increases in Sales & Marketing expenses relate to the Company's development of new promotional materials , an aggressive advertising campaign and the hiring of sales managers in various sections of the U.S.

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

At December 31, 1996, current assets exceeded current liabilities by $427,802 including cash in commercial checking and money market accounts of $101,550.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, the Company sold an additional 100,000 shares of common stock at $1.00 per share to certain holders of common stock. Proceeds of this sale were used to help fund R&D development of it's WA-PAC for Windows product line and it's customized ATM access system for Citicorp. No other capital requirements were necessary.

During 1997, the Company sold an additional 160,000 shares of common stock at $1.00 per share to certain holders of common stock.Pro-ceeds of this sale were used to fund R&D development of it's Windows product lines. No other capital requirements were necessary.

During 1996, the Company operated on it's own cash flow without any additional outside capital requirements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements years ended             Page Number
December 31, 1998 and 1997.

Independent Auditors' Report - March 22, 1999                1

Balance Sheets as of December 31, 1998 and
December 31, 1997                                            2

Statements of Operations for years ended
December 31, 1998 and 1997                                   3

Statements of Stockholders' Equity
for years ended December 31, 1998 and  1997                  4

Statements of Cash Flows for years ended
December 31, 1998 and 1997                                   5

Notes to Financial Statements                            6 -11

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

No Form 8-KSB has been filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreement on any matter of accounting principle or financial statement disclosure.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                              DIRECTOR    OTHER POSITION
NAME                   AGE    SINCE       WITH COMPANY

David S. Longworth      64    1981        President and Chief
                                          Operations Officer
Robert Pogorelc         64    1997        Vice President and
                                          Sales Manager
William M. Tetrick      83    1967        CEO and Chairman of the
                                          Board
J. Thomas Gehman        52    1981        None

Lawrence A. Bishop      54    1984        None

David S. Longworth, a Director, is President and Chief Operating Officer since August, 1994. Prior to that he has served as Executive Vice President and has provided various engineering and consulting services to the company since 1973 until joining the Company on a full time basis in 1984. Mr. Longworth was manager of Compliance Engineering at Applicon, Inc. of Burlington, Massachusetts, a Computer Aided Design Systems manufacturer since January 1983. From 1973 to 1983, he was employed by Nixdorf Computer Corp. of Burlington, Massachusetts, a computer manufacturer, as an electrical engineer.

William M. Tetrick, a Director, retired as President in August, 1994 but remains Chief Executive Officer and Chairman of the Board of Directors of the Company since December 1967.

Robert Pogorelc, a Director, was elected Vice President in 1994. He joined the Company as Sales Manager in 1986 and currently is manager of Sales and Marketing. Mr. Pogorelc was formerly New England District Manager for Bristol Laboratories, Division of Bristol Myers; National Sales and Marketing Manager of Irathane Systems, Director of Sales and Marketing for Trancoa Chemical Corporation; Regional Sales Manager of Incon, Division of Transitron, and
Sales Manager of Apahouser.

J. Thomas Gehman, a Director, is currently vice president of Wolf Technology of Framingham, MA. Mr. Gehman was Director of Engineering for Amnet, Inc. a Watertown, Massachusetts computer network control systems manufacturer. Prior to that, he was a design engineer with Applicon , Inc. from 1981 to 1983 and an engineering manager at Nixdorf Computer from 1976-1981.

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

CASH COMPENSATION TABLE (1998)

(A) Name of Individual  (B) Capacities in which  (C) Cash
    or Number in Group      Served                   Compensation

 All executive officers (1) President and COO
 and sales manager as a (2) Treasurer and Clerk
 group (3 persons).     (3) Vice President and
                            Sales Manager
                                                     $234,000

CERTAIN TRANSACTIONS

As of December 31, 1998, the Company owed Mr. Tetrick approximately $34,470 for unpaid expenses over the past nineteen years. The total amount of money owed will be paid in weekly installments of $1057.69 until the debt is cleared.

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

As of December 31, 1995, the Company had a note receivable from its former Treasurer in the amount of $148,541.72 to reimburse the Company for certain expenses incurred and to formalize various cash advances. No payment has been made to satisfy payment of the note since the Treasurer left the Company in 1996. The note is receivable over ten (10) years with annual interest of 7.5% and weekly payments of $150. The balance is due at the end of ten years and the loan is secured by a second mortgage on the borrower's personal residence. As collection of amounts outstanding on this note is questionable, a reserve has been established for the full amount of the outstanding loan.

COMPENSATION PURSUANT TO PLANS

The following table sets forth for each officer who has received options, the number of options granted under both the 1983 and 1988 stock plans, the year of grant and the option price:

                        Year of  Option  Number
Name                    Grant    Price   of Shares

William M. Tetrick      1986    $2.75     12,034 Expired in 1996
David S. Longworth      1986    $2.50      7,776 Expired in 1996
William M. Tetrick      1987    $2.75     14,697 Expired in 1996
David S. Longworth      1987    $2.50      9,019 Expired in 1997
William M. Tetrick      1988    $1.10     74,000 Expired in 1996
David S. Longworth      1988    $1.00     20,000 Expired in 1998
David S. Longworth      1988    $2.50      9,805 Expired in 1998
Robert Pogorelc         1988    $2.50      1,131 Expired in 1998
David S. Longworth      1989    $2.50     10,417
Robert Pogorelc         1989    $2.50      5,000
David S. Longworth      1990    $2.50     10,822
Robert Pogorelc         1990    $2.50      1,850
William M. Tetrick      1991    $2.75     12,963 Expired in 1996
David S. Longworth      1991    $2.50     11,643
Robert Pogorelc         1991    $2.50      2,498
David S. Longworth      1993    $2.50     23,084
Robert Pogorelc         1993    $2.50      4,981

As of March 1, 1999, unexercised options for the purchase of an aggregate of 125,378 shares were held by all employees of the Company (including those held by Officers and Directors).

No incentive stock option granted by the Company has included any tandem rights, such as appreciation rights, nor has any incentive stock option granted by the Company been exercised during 1998.

The Company has established a 401K plan for all employees. During the year ended December 31, 1998, the Company had contributed $6000 to that plan.

OTHER COMPENSATION

The Company has no other plan or arrangement whereby any person will receive remuneration upon the termination of his status as an employee, officer or director of the Company. The Company had paid, as of March 1, 1999, no forms of contingent compensation.

Other than the transactions described herein, there were no material transactions during 1998 to which any of the following persons has a direct or indirect interest: (1) any director or officer of the Company, (2) any nominee for election as a director, (3) any person who, to the Company's knowledge, owns 5% or more of the Company's stock, or (4) any relative or spouse (or relative of such spouse) of the foregoing persons.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of December 31, 1998 held of record or was known by the Company to own beneficially more that 5% of the outstanding Common Stock, by each director and by all directors and officers as a group.

                               AMOUNT AND NATURE      PERCENTAGE OF
                              OF BENEFICIAL          COMMON STOCK
NAME AND ADDRESS              OWNERSHIP (1) (9)      OUTSTANDING

William M. Tetrick
2 Ridgeway Drive               423,577(2) (3) (4)     4.40%
Wellesley Hills, MA
 02181

David S. Longworth
65 School Street Ext.           59,541 (5)            0.62%
Natick, MA   01760

Robert L. Pogorec               14,329 (6)            0.15%

J. Thomas Gehman
141 Marked Tree Road             2,000                  0%
Needham, MA 02192

Lawrence Bishop
c/o Gray, Seifert & Co. Inc.         0 (7)              0%
380 Madison Avenue
New York, NY 10017

Legg Mason, Inc.
c/o Gray Seifert & Co., Inc.
380 Madison Ave.
New York, NY  10017           6.353,846 (8)         65.96%


All Directors and Officers
as a Group  (10 persons)        499,447              5.18%

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

(5) Includes 45,549 shares of Common Stock acquirable on exercise of stock options.

(6) Includes 14,329 shares of Common Stock acquirable on exercise of stock options.

(7) Excludes 6,353,846 shares of Common Stock owned by customers of Legg Masson, Inc., the parent company of Gray Seifert & Co., Inc.

(8) Consists of 6,353,846 shares of Common Stock owned by customers of Gray
Siefert & Co., Inc., an affiliate of Legg Mason, Inc.;   however, through
agreements with these customers, Gray Seifert has the discretionary power to vote and dispose of all such shares.

(9) All options are considered non-dillutive since exercise price exceeds last known market price.











ITEM 12.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  The following financial statements of Synergistics, Inc.
are included in Part II Item 7:

Index to Financial Statements years ended         Page Number
December 31, 1998 and 1997

Independent Auditors' Report - March 14, 1998            1

Balance Sheets as of December 31, 1998 and
December 31, 1997                                        2

Statements of Operations for years ended
December 31, 1998 and 1997                               3

Statements of Stockholders' Equity (Deficit) for
years ended December 31, 1998 and 1997                   4

Statements of Cash Flows for years ended
December 31, 1998 and 1997                               5

Notes to Financial Statements                         6-11

(b) Exhibits

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

Date_March 29, 1999____________________________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Synergistics, Inc. has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By_/S/DAVID S. LONGWORTH_________________
   David S. Longworth
   President and Chief Operations Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


By_/S/DAVID S. LONGWORTH__________
  David S. Longworth
  President, COO and Director
  Date_3/30/99___________________


By___________________
  William M. Tetrick
  Director
  ___________________________

By/S/LAWRENCE BISHOP______________________
  Lawrence Bishop
  Director
  Date_3/30/99 ___________________________

By/S/J. THOMAS GEHMAN_____________________
  J. Thomas Gehman
  Director
  Date_3/30/99  __________________________

By/S/ROBERT L. POGORELC___________________
  Robert L. Pogorelc
  Director
  Date_3/30/99 ___________________________

                               SYNERGISTICS, INC.

                              NATICK, MASSACHUSETTS

              FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                            DECEMBER 31, 1998 AND 1997








                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Synergistics, Inc.
Natick, Massachusetts


           We have audited the accompanying balance sheets of Synergistics, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergistics, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/S/LIVINGSTON & HAYNES, P.C.
Livingston & Haynes, P.C.
Wellesley, Massachusetts
March 22, 1999

                               SYNERGISTICS, INC.

                                 BALANCE SHEETS

                            DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                          1998      1997
CURRENT ASSETS
  Cash and equivalents                                 $   84,376  $  36,686
  Trade accounts receivable, net of reserves of
    $20,000 in 1998 and 1997, respectively                619,347    484,682
  Related party receivable                                   -        25,000
  Inventories                                             333,382    335,088
  Prepaid expenses                                         14,415     15,026
                                                        ---------  ---------
                                 TOTAL CURRENT ASSETS   1,051,520    896,482

EQUIPMENT                                                 152,227    142,188
  Less depreciation and amortization                      103,167     79,267
                                                          -------    -------
                                                           49,060     62,921

DEFERRED TAXES                                            759,674    817,776

                                                       $1,860,254 $1,777,179
                                                       ========== ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                               $  239,470  $ 307,033
  Accrued expenses and other current liabilities           84,059     56,779
  Amounts due stockholder                                  34,470     86,297
                                                          -------    -------
                            TOTAL CURRENT LIABILITIES     357,999    450,109

COMMITMENTS AND CONTINGENT LIABILITIES                        -         -

STOCKHOLDERS' EQUITY
  Common Stock (authorized 12,000,000 shares;
    issued 9,632,561 and 9,557,561 shares in 1998
    and 1997, respectively, including 16,445 shares
    held in Treasury)                                      96,326     95,576
  Additional paid-in capital                            6,873,887  6,799,637
  Retained earnings (deficit)                          (5,460,823)(5,561,008)
                                                        ---------  ---------
                                                        1,509,390  1,334,205
  Cost of Common Stock held in Treasury                    (7,135)    (7,135)
                                                        ---------   --------
                                                        1,502,255  1,327,070

                                                       $1,860,254 $1,777,179
                                                       ========== ==========

               See accompanying notes to the financial statements.
                                      - 2 -

                               SYNERGISTICS, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                   1998          1997

Revenues:
  Sales - net                                   $2,917,792    $2,379,967
  Interest income                                      430         1,221
                                                 ---------     ---------
                                                 2,918,222     2,381,188

Costs and expenses:
  Costs of sales                                 1,696,990     1,670,022
  General and administrative expenses              407,932       393,457
  Selling expenses                                 618,304       541,095
  Bad debt expense                                  36,400        16,385
  Interest expense                                     309         1,026
                                                 ---------      --------
                                                 2,759,935     2,621,985

        INCOME (LOSS) BEFORE INCOME TAXES          158,287      (240,797)

Income taxes - deferred                             58,102          -


                        NET INCOME (LOSS)       $  100,185     $(240,797)
                                                 ==========    ==========



           INCOME (LOSS) PER COMMON SHARE          $ 0.010       $(0.026)
                                                   =======       =======





               See accompanying notes to the financial statements.

                               SYNERGISTICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                             COMMON   STOCK
                                                           SHARES     AMOUNT

Balances at January 1, 1997                               9,297,561  $92,976

Net loss                                                       -        -

Proceeds from issuance of Common Stock                      260,000    2,600

Balances at December 31, 1997                             9,557,561   95,576

Net income                                                     -         -

Settlement of note for Common Stock                         (25,000)    (250)

Proceeds from issuance of Common Stock                      100,000    1,000

                           BALANCES AT DECEMBER 31, 1998  9,632,561  $96,326
                                                          =========  =======






                  ADDITIONAL          RETAINED
                   PAID-IN    EARNINGS       TREASURY STOCK
                   CAPITAL            (DEFICIT) SHARES AMOUNT    TOTAL

Balances at
January 1, 1997   $6,542,237         $(5,320,211) 16,445 $ 7,135 $ 1,307,867

Net loss                -               (240,797)   -      -      (240,797)

Proceeds from
issuance of
Common Stock         257,400                -      -      -       260,000

Balances at
December 31,
1997               6,799,637          (5,561,008) 16,445   7,135   1,327,070

Net income              -                100,185    -      -       100,185

Settlement of
note for
Common Stock         (24,750)               -    -      -       (25,000)

Proceeds from
issuance of
Common Stock          99,000                -      -      -       100,000

BALANCES AT
DECEMBER 31,
1998              $6,873,887         $(5,460,823) 16,445 $ 7,135 $ 1,502,255
                  ==========         ====================================

                   See accompanying notes to the financial statements

                               SYNERGISTICS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                         1998        1997
Cash flows from operating activities:
  Net income (loss)                                   $ 100,185  $(240,797)
    Adjustments to reconcile net income (loss)
      to net cash (used) by operating activities:
        Deferred taxes                                   58,102        -
        Depreciation and amortization                    23,900      18,904
                   (Increase) decrease in assets:
          Trade accounts receivable                    (134,665)    (17,123)
          Inventories                                     1,706     (95,270)
          Prepaid expenses and other current assets         611       5,684
        Increase (decrease) liabilities:
          Trade accounts payable                        (67,563)     86,758
          Accrued expenses and other current
            liabilities                                  27,280      (8,484)
          Amounts due stockholder                       (51,827)    (55,000)
                                                        -------     -------
                                  TOTAL ADJUSTMENTS    (142,456)    (64,531)
                                                        -------     -------
            NET CASH (USED) BY OPERATING ACTIVITIES     (42,271)   (305,328)

Cash flows from investing activities:
  Capital expenditures                                  (10,039)    (19,536)
                                                        -------      ------
            NET CASH (USED) BY INVESTING ACTIVITIES     (10,039)    (19,536)

Cash flows from financing activities:
  Proceeds of stock issuance                            100,000     260,000
                                                        ------      -------
          NET CASH PROVIDED BY FINANCING ACTIVITIES     100,000     260,000

                                 NET CHANGE IN CASH      47,690     (64,864)

Cash and equivalents at beginning of year                36,686     101,550
                                                      ---------   ---------
                CASH AND EQUIVALENTS AT END OF YEAR   $  84,376   $  36,686
                                                      =========   =========

Cash paid for:
  Interest                                            $     309   $   1,026
  Income taxes                                        $    -      $    -

Non-cash transactions:
  In 1998, 25,000 shares of the Company's Common Stock was received in settlement of a $25,000 note from a director.


               See accompanying notes to the financial statements.

                               SYNERGISTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



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

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



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


NOTE B - INVENTORIES

     Inventories consist of the following at December 31, 1998 and 1997:

                                                          1998      1997
                Finished goods and work-in-process
                  at aggregate market                   $289,066  $298,472
                Raw materials                             44,316    36,616
                                                         -------   -------
                                                        $333,382  $335,088
                                                        ========  ========
                                      - 7 -

                               SYNERGISTICS, INC.

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



NOTE C - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following at December 31, 1998 and 1997:

                                                          1998      1997

                Accrued compensation and benefits       $30,396   $29,653
                Accrued commissions                      34,962     8,475
                Accrued professional fees                17,500    17,500
                Other                                     1,201     1,151
                                                         ------    ------
                                                        $84,059   $56,779
                                                        =======   =======

NOTE D - AMOUNTS DUE STOCKHOLDER

     Amounts due stockholder consist of the following at December 31, 1998 and 1997:

                                                          1998      1997

                Amount due stockholder for costs
                  and expenses incurred by majority
                  stockholder on Company's behalf;
                  payable, without interest,
                  on demand                             $ 34,470  $ 86,297
                                                          ------    ------
                                                        $ 34,470  $ 86,297
                                                        ========  ========

NOTE E - STOCKHOLDERS' EQUITY

Common Stock

     At December 31, 1998, the Company is authorized to issue 12,000,000 shares of $.01 par value Common Stock. At December 31, 1998, 9,632,561 shares of such stock had been issued, including 16,445 shares held in the form of Treasury Stock and 850,000 shares were reserved for issuance in connection with the stock option plans discussed below.

                               SYNERGISTICS, INC.

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



NOTE E - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans

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

      Transactions regarding the options during the years ended December
31, 1998 and 1997 are shown as follows;
                                             1983 Plan  1987 Plan  1988 Plan

      Outstanding at January 1, 1997           145,632   66,000     130,751

      Grants expired during 1997              (111,293) (46,000)     (1,479)

      Grants forfeited during 1997                -        -           (736)
                                               -------  -------     -------
      Outstanding at December 31, 1997          34,339   20,000      128,536

      Grants expired during 1998               (21,000) (20,000)     (16,238)

      Grants forfeited during 1998                -        -            (259)
                                               -------  -------      -------
      Outstanding at December 31, 1998          13,339     -         112,039
                                                =======  =======     =======

                All outstanding options are exercisable at $2.50 per share.

Income Per Share of Common Stock

      Income per share of Common Stock is computed based on the weighted average number of shares of Common Stock outstanding (9,595,061 and 9,441,944 shares for the years ended December 31, 1998 and 1997, respectively).

                               SYNERGISTICS, INC.

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



NOTE F - CONCENTRATION OF RISK

      From time to time, the Company maintains deposits with major financial institutions in excess of insurable limits.


NOTE G - RENT AND OPERATING LEASE COMMITMENT

      The Company's rent expense during the years ended December 31, 1998 and 1997 approximated $60,062 and $59,400, respectively, principally under the terms of a lease for its operating facility.

      During April 1994, the Company leased new premises for a period of five years. The lease provides that the Company is responsible for fifty percent of the real estate taxes and operating costs of the premises. Future rental payments required under the lease, exclusive of real estate taxes and operating costs, are as follows:

                Year Ending December 31,

                      1999                              $ 19,390


NOTE H - INCOME TAXES

     At December 31, 1998, operating loss carryforwards aggregating approximately $5,300,000 are available to reduce future federal taxable income, if any. If not utilized, these carryforwards will expire at various dates between 1999 and 2008. The carryforwards are subject to examination by the Internal Revenue Service.

     The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes.
As of December 31, 1998 and 1997, the Company's deferred tax asset consists of:

                                                         1998        1997

     Net operating loss carryforwards                 $1,920,709  $1,978,811
     Other                                                66,000      66,000
     Valuation allowance                              (1,227,035) (1,227,035)
                                                       ----------  ---------
                                                      $  759,674 $   817,776
                                                      ==========  ==========

                               SYNERGISTICS, INC.

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



NOTE I - BUSINESS SEGMENT INFORMATION

                The Company's business, which consists principally of a single segment, is the designing, manufacturing and selling of single and multifunctional electronic systems which control access to secure areas. The Company sells to domestic and foreign customers from its domestic location.

                Sales by Major Customer Category        1998        1997

                Government sales                     $   71,744  $   62,808
                Other domestic sales                  2,345,173   1,834,233
                Export sales                            500,875     482,926
                                                      ---------   ---------
                                                     $2,917,792  $2,379,967
                                                     ==========  ==========

     Export sales are made directly and through United States brokers to users in Canada, South and Central America to include Mexico, the Middle East including Turkey, and the South Pacific and Far East. No single foreign area accounts for more than ten percent of total sales in 1998. One major domestic contract accounted for approximately 17% of sales.


NOTE J - CONTINGENT SALE OF ASSETS

     The Company has negotiated a settlement of the contingent sale of assets related to the imaging product, calling for payments of $50,000 in 1998, which have been received, and $14,000 per year in 1999, 2000, and 2001. Income is being recognized as received.


NOTE K - NOTE RECEIVABLE - DIRECTOR

      The Company repurchased 25,000 shares of Common Stock from a director in exchange for the director's note to the Company.


NOTE L - ADVERTISING COSTS

      Advertising expense was $84,947 and $60,773, respectively, for the years ended December 31, 1998 and 1997.


NOTE M -

       The Company has a deferred compensation plan under Section 401(k) covering substantially all employees. The Company provided a $6,000 match during 1998 and no match during 1997.