Form 10QSB
period 1999-03-31
SYNERGISTICS INC
filed 1999-05-13
CIK 95986

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                               FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                         Commission File Number O-6421
March 31, 1999

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

Yes  X      No

There is no public market for, and thus no aggregate market value of, the registrants securities.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

Class Outstanding at       April 30, 1999
Common Stock, one cent par value     9,632,561


               NO DOCUMENTS INCORPORATED BY REFERENCE

-	-	-

                           SYNERGISTICS, INC.
                              BALANCE SHEET


          ASSETS

	(UNAUDITED)
                                                      	Mar 31	       Dec 31
	1999	1998
CURRENT ASSETS
  Cash                                              $ 	127,946	    $  84,376
  Accounts receivable	                                 489,326	      639,347
  Allowance for doubtful accts                        	(19,754)     	(20,000)
  Inventories	                                         393,727	      333,382
  Prepaid expenses	                                     17,192	       14,415
	                                                      -------	      -------
TOTAL CURRENT ASSETS	                                1,008,437	    1,051,520

EQUIPMENT, less allowances of $108,192	                 45,753	       49,060
and $103,167 for depreciation

DEFERRED TAXES                                         759,674	      759,674
                                                     	--------      	-------
TOTAL ASSETS	                                        1,813,864	    1,860,254
                                                    	=========     =========

        LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable	                              250,463      	239,470
  Accrued expenses and other current liabilities       	42,809	       84,059
  Amount due stockholder                               	21,777	       34,470
                                                      	-------      	-------
TOTAL CURRENT LIABLITIES	                              315,049	      357,999

STOCKHOLDERS' EQUITY
  Common Stock ( 9,632,561 shares issued
    including shares held in Treasury)	                 96,326	       96,326
  Additional paid-in capital	                        6,873,887	    6,873,887
  Retained earnings (deficit)                      	(5,464,263)	  (5,460,823)
                                                     ---------     ---------
                                                     1,505,950	    1,509,390
  Cost of Common Stock held in Treasury                	(7,135)      	(7,135)
	                                                    ---------	    ---------
	                                                    1,498,815	    1,502,255
	                                                    ---------	    ---------
TOTAL LIABILITIES. PREFERRED STOCK
AND SHAREHOLDERS' EQUITY	                            1,813,864	    1,860,254
	                                                    =========	    =========


                           SYNERGISTICS, INC.
                        STATEMENT OF OPERATIONS
                      PERIOD OF THREE MONTHS ENDED
                         MARCH 31, 1999 AND 1998


                                                          	(UNAUDITED)
                                                         	1999	      1998

Sales, net                                            $	651,259   $	670,764
Interest income	                                            441         	62
                                                        -------	    -------
                                                       	651,700	    670,826

Costs and expenses:
  Cost of sales	                                        425,558  	  382,021
  Selling, general and administrative expenses	         229,373	    237,171
  Interest expense	                                         211	         71
                                                       	-------	    -------
	                                                       655,142	    619,263
                                                       	-------     -------
Net gain (loss)	                                         (3,442)	    51,563
                                                        	======	    =======
 Gain (loss) per share of Common Stock
  Assuming no dilution	                                  ($0.00)	    $0.01
  Assuming full dilution	                                ($0.00)	    $0.01



                           SYNERGISTICS, INC.
                STATEMENT OF CHANGES IN FINANCIAL POSITION
              PERIODS OF THREE MONTHS MARCH 31, 1999 AND 1998


                                                           	(UNAUDITED)
                                                          	1999	       1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $	(3,442)	 $ 51,563

Adjustments to reconcile net loss to net cash
(used) provided by operating activities:
  Depreciation	                                            5,025	     4,800
  (Increase) decrease in accounts receivable	            149,775	    89,715
  (Increase) decrease in inventories	                    (60,345)	   11,314
  (Increase) decrease in prepaid expenses
    and other assets                                     	(2,777)	   (3,620)
  Increase (decrease) in accounts payable	                10,993	  (100,035)
  Increase (decrease) in accrued expenses
    and other current liabilities	                       (41,250)	    5,995
  Increase (decrease) in amounts due
    shareholder	                                         (12,692)	  (12,692)
                                                         	------   	-------
TOTAL ADJUSTMENTS	                                        48,729	    (4,523)
	                                                         ------    	------
NET CASH USED BY OPERATING ACTIVITIES	                    45,287	    47,040

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	                                      1,717	       809
                                                         	------     ------
NET CASH (USED) BY INVESTING ACTIVITIES	                   1,717	       809

NET CHANGE IN CASH	                                       43,570	    46,231

CASH AT BEGINNING OF YEAR	                                84,376	    36,686
                                                         	------    	------
CASH AT END OF PERIOD	                                   127,946    	82,917
                                                        	=======	   =======


                         SYNERGISTICS, INC.
                        SELECTED INFORMATION


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual
Report Form 10-K. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.


Basis of Presentation

It is the opinion of management that all significant adjustments which are routine recurring adjustments reflected in the accompanying March 31, financial statements which are necessary to present fairly such interim financial statements.


Accounting Policy for Revenues and Costs of Sales

Revenues are recognized at the time of product shipment. Cost of sales is computed using the "gross profit" method based upon historical results of operations. Other cost, included in costs of sales, are based upon such costs as actually incurred.

Inventories
Inventories are comprised of the following:

                                                    	* 3/31/99	      12/31/98

                                 Raw Materials	       $ 62,996	     $ 44,316
                                 Finished Goods & WIP	 330,731	      289,066
	                                                      -------	      -------
                                 Total Inventory      $393,727	     $333,382
                                                      	=======	      =======
                                *Allocation Based Upon Estimate

(Loss) per Common Share

The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security.

The following schedule sets forth the number of shares used in computing earnings per share:

                                                   Period of Three Months
                                                        Ended March 31
                                                       	1999	       1998

   Assuming no dilution
   Common Stock Outstanding April 30, 1998          	9,632,561	   9,557,561
   Shares held in Treasury	                             16,445	      16,445
   Total Shares Authorized	                         12,000,000	  12,000,000



                    PART I  FINANCIAL INFORMATION

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 1999, the Company recorded sales of $651,259 compared to $670,764 for the three months ended March 31, 1998. At March 31, 1999 the Company had a backlog of $52,409 compared to $76,291 at March 31, 1998.

Cost of sales as a percentage of sales increased to 65.3% from 56.9%
 for the three months ended March 31, 1999 and 1998, respectively. This increase is due to the development of new windows products.

For the period of three months ended March 31, 1999, selling, general and administrative expenses decreased by $7,798 over the period of three months ended March 31, 1998.


                   PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
There are currently no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGE IN SECURITIES
There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first three months of calendar year 1999.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 4.  EXHIBITS AND FORM 8-K
None.

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf, the undersigned thereunto being duly authorized.




DATE_______April 22, 1999	                   /S/WILLIAM M. TETRICK
                            	                   William M. Tetrick
	                                               Chairman of the Board


DATE_______April 22, 1999	                  /S/DAVID S. LONGWORTH
	                                              David S. Longworth
	                                              President and Clerk