Form 10QSB
period 1999-06-30
SYNERGISTICS INC
filed 1999-08-16
CIK 95986

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                               FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                         Commission File Number O-6421
June 30, 1999

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

Class Outstanding at July 31, 1999
Common Stock, one cent par value  9,632,561


               NO DOCUMENTS INCORPORATED BY REFERENCE

-----------------------------------------------------------

                           SYNERGISTICS, INC.
                              BALANCE SHEET


                                  ASSETS

                                     (UNAUDITED)
                                         Jun 30     Dec 31
                                          1999       1998
CURRENT ASSETS
  Cash                               $   36,673 $   84,376
  Accounts receivable                   578,228    639,347
  Allowance for doubtful accts          (20,000)   (20,000)
  Inventories                           432,486    333,382
  Prepaid expenses                       23,819     14,415
                                      ---------  ---------
TOTAL CURRENT ASSETS                  1,051,206  1,051,520

EQUIPMENT, less allowances of
$113,217 and $79,878 for depreciation    41,878     49,060

DEFERRED TAXES                          759,674    759,674
                                      ---------  ---------
TOTAL ASSETS                         $1,852,758  $1,860,254
                                      =========  =========

        LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable             $  325,552 $  239,470
  Accrued expenses and other current     42,917     84,059
  Amount due stockholder                 13,316     34,470
                                        -------    -------
TOTAL CURRENT LIABLITIES                381,785    357,999

STOCKHOLDERS' EQUITY
  Common Stock (9,632,561 shares issued
    including shares held in Treasury    96,326     96,326
  Additional paid-in capital          6,873,887  6,873,887
  Retained earnings (deficit)        (5,492,105)(5,460,823)
                                      ---------  ---------
                                      1,478,108  1,509,390
  Cost of Common Stock held
    in Treasury                          (7,135)    (7,135)
                                      ---------  ---------
                                      1,470,973  1,502,255

TOTAL LIABILITIES. PREFERRED STOCK    ---------  ---------
AND SHAREHOLDERS' EQUITY             $1,852,758 $1,860,254
                                      =========  =========
-----------------------------------------------------------



                    SYNERGISTICS, INC.
                STATEMENT OF OPERATIONS
               PERIOD OF SIX MONTHS ENDED
                  JUNE 30, 1999 AND 1998



                                     (UNAUDITED)
                                         1999       1998

Sales                                $1,348,375 $1,360,684
Interest Income                             790        103
                                      ---------  ---------
                                      1,349,165  1,360,787

Costs and expenses:
  Cost of sales                         898,150    777,927
  Selling, general and administrative   481,917    480,654
  Interest expense                          382        112
                                      ---------  ---------
                                      1,380,449  1,258,693
                                      ---------  ---------
Net gain (loss)                      $  (31,284)$  102,094

 Gain (loss) per share of Common Stock
  Assuming no dilution                   ($0.00)     $0.01
  Assuming full dilution                 ($0.00)     $0.01

-----------------------------------------------------------

                           SYNERGISTICS, INC.
             STATEMENT OF CHANGES IN FINANCIAL POSITION
            PERIODS OF SIX MONTHS JUNE 30, 1999 AND 1998


                                     (UNAUDITED)
                                          1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                      $(31,284) $ 102,094

Adjustments to reconcile net income
to net cash (used) provided by
operating activities:

  Depreciation                           10,050      9,600
  (Increase) decrease in accounts rec    61,119     22,740
  (Increase) decrease in inventories    (99,104)   (40,700)
  (Increase) decrease in prepaid
    expenses and other assets            (9,404)   (10,820)
  Increase (decrease) in accounts pay    86,083    (55,436)
  Increase (decrease) in accrued
    expenses and other current
    liabilities                         (41,142)    10,375
  Increase (decrease) in amounts due
    shareholder                         (21,154)   (26,442)
                                        -------    -------
TOTAL ADJUSTMENTS                       (13,552)   (90,683)
                                         ------     ------
NET CASH USED BY OPERATING ACTIVITIES   (44,836)    11,411

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                     (2,867)    (3,893)
Stock issued                                  0          0
                                         ------      -----
NET CASH (USED) BY INVESTING
   ACTIVITIES                            (2,867)    (3,893)
                                         ------      -----
NET CHANGE IN CASH                      (47,703)     7,518

CASH AT BEGINNING OF YEAR                84,376     36,686
                                         ------     ------
CASH AT END OF PERIOD                  $ 36,673   $ 44,204
                                         ======     ======
-----------------------------------------------------------

                         SYNERGISTICS, INC.
                        SELECTED INFORMATION


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operafull year.

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

Inventories
Inventories are comprised of the following:

                                     *  6/30/99   12/31/98

            Raw Materials              $ 64,876   $ 44,316
            Finished Goods & WIP        367,610    289,066
                                        -------    -------
           Total Inventories           $432,486   $333,382
                                        =======    =======

                                *Allocation Based Upon Estimate


(Loss) per Common Share

The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security.

The following schedule sets forth the number of shares used in computing earnings per share:

                                        Period of Six Months
                                           Ended June 30
                                         1999       1998
   Assuming no dilution
   Common Stock Outstanding, July 31,  9,632,561  9,557,561
   Shares held in Treasury                16,445     16,445
                                      ---------- ----------
   Total Shares Authorized            12,000,000 12,000,000

-----------------------------------------------------------

                    PART I  FINANCIAL INFORMATION

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 1999, the Company recorded sales of $1,348,375 compared to $1,360,684 for the six months ended June 30, 1998. At June 30, 1999 the Company had a backlog of $97,383 compared to $71,514 at June 30, 1998.

Cost of sales as a percentage of sales increased to 66.6% from 57.2%
 for the six months ended June 30, 1999 and 1998, respectively.
This increase is due to the hiring of a new engineer & a higher material content of products sold.

For the period of six months ended June 30, 1999, selling, general and administrative expenses increased by $1,263 over the period of six months ended June 30, 1998.


                   PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
There are currently no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGE IN SECURITIES
There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first six months of calendar year 1999.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A Special meeting in lieu of an annual meeting was held on May 27, 1999. William Tetrick, Dave Longworth, Larry Bishop, Thomas Gehman and Robert Pogorelc were re-elected as directors.
A vote was taken to approve Livingston & Haynes, P.C. to continue as auditors for the coming year.

ITEM 4.  EXHIBITS AND FORM 8-K
None.

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf, the undersigned thereunto being duly authorized.


DATE_____August 13, 1999__      BY_/S/WILLIAM M. TETRICK____
                                     William M. Tetrick
                                     Chairman of the Board



DATE_____August 13, 1999        BY_/S/DAVID S. LONGWORTH____
                                     David S. Longworth
                                     President and Clerk


-----------------------------------------------------------