Form 10QSB
period 1999-09-30
SYNERGISTICS INC
filed 1999-11-15
CIK 95986

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.
                                 20549


                               FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                         Commission File Number O-6421
September 30, 1999

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

Class Outstanding at       October 31, 1999
Common Stock, one cent par value     9,632,561


               NO DOCUMENTS INCORPORATED BY REFERENCE



                           SYNERGISTICS, INC.
                              BALANCE SHEET


                                 ASSETS

                              (UNAUDITED)
                                                  Sept 30       Dec 31
                                                    1999         1998

CURRENT ASSETS
  Cash                                          $   68,916   $    84,376
  Accounts receivable                              523,239       639,347
  Allowance for doubtful accts                     (15,419)      (20,000)
  Inventories	                                     404,285       333,382
  Prepaid expenses                                   8,267        14,415
                                                  --------     ---------
TOTAL CURRENT ASSETS                               989,288     1,051,520

EQUIPMENT, less allowances of $118,242              44,018        49,060
and $79,267 for depreciation

DEFERRED TAXES                                     759,674       759,674
                                                 ---------     ---------
TOTAL ASSETS                                     1,792,980     1,860,254
                                                 =========     =========

        LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                           242,055       239,470
  Accrued expenses and other current liabilities    53,836        84,059
  Amount due stockholder                            11,201        34,470
                                                  --------      --------
TOTAL CURRENT LIABLITIES                           307,092       357,999

STOCKHOLDERS' EQUITY
  Common Stock (9,632,561 shares issued
    including shares held in Treasury)              96,326        96,326
  Additional paid-in capital                     6,873,886     6,873,887
  Retained earnings (deficit)                   (5,477,189)   (5,460,823)
                                                 ---------     ---------
                                                 1,493,023     1,509,390
  Cost of Common Stock held in Treasury             (7,135)       (7,135)
                                                 ---------     ---------
                                                 1,485,888     1,502,255

                                                 ---------     ---------
TOTAL LIABILITIES. PREFERRED STOCK
AND SHAREHOLDERS' EQUITY                         1,792,980     1,860,254
                                                 =========     =========


                    SYNERGISTICS, INC.
                STATEMENT OF OPERATIONS
              PERIOD OF NINE MONTHS ENDED
              SEPTEMBER 30, 1999 AND 1998



                                                         (UNAUDITED)
                                                     1999          1998

Sales                                            2,130,967     1,958,955
Interest Income                                        933           245
                                                 ---------     ---------
                                                 2,131,900     2,009,200
Costs and expenses:
  Cost of sales	                                 1,371,909     1,176,747
  Selling, general and administrative expenses     774,615       745,310
  Interest expense                                   1,924           172
                                                 ---------     ---------
                                                 2,148,448     1,922,229
                                                 ---------     ---------
Net gain (loss)                                    (16,548)       86,971
                                                 =========     =========
 Gain (loss) per share of Common Stock
  Assuming no dilution                             ($0.00)        $0.01
  Assuming full dilution                           ($0.00)        $0.01




                SYNERGISTICS, INC.
        STATEMENT OF CHANGES IN FINANCIAL POSITION
     PERIODS OF NINE MONTHS SEPTEMBER 30, 1999 AND 1998



                                                         (UNAUDITED)

                                                    1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 (16,548)        86,971

Adjustments to reconcile net income to net
cash (used) provided by operating activities:
  Depreciation                                     15,075         14,400
  (Increase) decrease in accounts receivable      111,527        (12,891)
  (Increase) decrease in inventories              (70,723)       (85,800)
  (Increase) decrease in prepaid expenses
    and other assets                                6,148         (7,734)
  Increase (decrease) in accounts payable           2,585         (9,205)
  Increase (decrease) in accrued expenses
    and other current liabilities                 (30,223)        (4,663)
  Increase (decrease) in amounts due
    shareholder                                   (23,269)        61,923
                                                 --------       --------
TOTAL ADJUSTMENTS                                  11,120        (43,970)

NET CASH USED BY OPERATING ACTIVITIES              (5,428)        43,001

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                              (10,032)       (10,039)
                                                  -------         ------
NET CASH (USED) BY INVESTING ACTIVITIES           (10,032)       (10,039)

NET CHANGE IN CASH                                (15,460)        32,962

CASH AT BEGINNING OF YEAR                          84,376         36,686
                                                   ------         ------
CASH AT END OF PERIOD                              68,916         69,648
                                                   ======         ======



                         SYNERGISTICS, INC.
                        SELECTED INFORMATION


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual
Report Form 10-K. The results of operations for the period ended Sept. 30, 1999 are not necessarily indicative of the operating results for the full year.

Basis of Presentation

It is the opinion of management that all significant adjustments which are routine recurring adjustments reflected in the accompanying Sept. 30, financial statements which are necessary to present fairly such interim financial statements.

Accounting Policy for Revenues and Costs of Sales

Revenues are recognized at the time of product shipment. Cost of sales is computed using the "gross profit" method based upon historical results of operations. Other cost, included in costs of sales, are based upon such costs as actually incurred.

Inventories

Inventories are comprised of the following:


                                        *  9/30/99        12/31/98

                Raw Materials               56,600          44,316
                Finished Goods & WIP       347,685         289,066
                                           -------         -------
                Total Inventories          404,285         333,382

                                *Allocation Based Upon Estimate

(Loss) per Common Share

The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security.

The following schedule sets forth the number of shares used in computing earnings per share:

                                                    Period of Nine Months
                                                        Ended Sept. 30

                                                       1999          1998

   Assuming no dilution
   Common Stock Outstanding, Oct. 31                9,632,561      9,557,561
   Shares held in Treasury                             16,445         16,445
   Total Shares Authorized                         12,000,000     12,000,000



                    PART I  FINANCIAL INFORMATION

ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended Sept. 30, 1999, the Company recorded sales of $2,130,967 compared to $1,958,955 for the nine months ended Sept. 30, 1998. At Sept. 30, 1999, the Company had a backlog of $36,081 compared to $38,644 at Sept. 30, 1998.

Cost of sales as a percentage of sales increased to 64.3% from 60.1%
 for the nine months ended Sept. 30, 1999 and 1998, respectively.
This increase is due to product mix.

For the period of nine months ended Sept. 30, 1999, selling, general and administrative expenses increased by $29,305 over the period of nine months ended Sept. 30, 1998.


                   PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
There are currently no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGE IN SECURITIES

There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first nine months of calendar year 1999.

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


DATE____November 10, 1999___________    BY_/S/WILLIAM M. TETRICK___

                                          William M. Tetrick
                                          Chairman of the Board


DATE____November 10, 1999______         BY_/S/DAVID S. LONGWORTH___

                                          David S. Longworth
                                          President and Clerk