Form 10KSB
period 1999-12-31
SYNERGISTICS INC
filed 2000-03-31
CIK 95986

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:                Commission File No.:
December 31, 1999                         0-6421

                          SYNERGISTICS, INC.

Massachusetts                             04-2283157
(State of Incorporation)                  (IRS Employer I.D.
Number)

9 Tech Circle, Natick, MA                 01760
(Address of Principal Executive Office)   (Zip Code)

Registrant's telephone number,
including area code                       (508) 655-1340

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

  Yes _X___    No ______

To the Company's knowledge, only a limited public market for it's securities existed as of December 31, 1999 and there was no aggregate market value of registrant's securities as of that date.

State issuer's revenues for its most recent fiscal year $2,837,235

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the last practical date.

Common Stock, $0.01 Par Value                            9,632,561
(Title of Class)                           (Shares Outstanding at March 1, 2000)

Exhibit Index is located on pages 11 and 38 of this Form 10-K.

                 DOCUMENTS INCORPORATED BY REFERENCE

Form 10-QSB filed with the Commission by the Company for period ending September 30, 1999.













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



Current Products:



MSLR1 - ATM Vestibule Access Control: The MSLR1 product line continues to be a substantial revenue producer for the Company. It is a minimal security access control system utilizing a single reader and controller to control access to a single door in an automatic teller machine (ATM) lobby installation. The Company currently sells to over 30,000 bank installations worldwide.

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

Citicorp ATM Access - ATM Vestibule Access Control: This product uses the ATM Access product as a base controller for a customized, networked access control system for all Citibank ATM installations in New York City. This product was first shipped in 1998 and will be installed in 1999. It played a major part in the sales increase in 1998.

PO-VAC - Post Office Lobby Access Control: This product is currently being sold to the U.S. Post Offices of Connecticut to provide security to Post Office lobbies which are to be open to the public 24 hours per day. No appreciable numbers of the product have been sold in 1999. Post Office lobbies are currently being renovated by the Postal Service to make provisions for PO-VAC installations in 2000.

PC-PAC - Central Processing Access Control System: The PC-PAC system provides alarm security and monitoring capability for complete facility management. It has the capability of controlling 256 access controlled areas, supporting over 35,000 authorized persons, while providing monitoring capability for 1,600 alarm points in the system. PC-PAC utilizes a desk top PC as a central processing unit. It is available in a single computer version or with a redundant computer running in hot standby. PC-PAC is currently being phased out of the product line, to be replaced by WA-PAC for Windows.

WA-PAC - A DOS based distributed processing building management system: WA-PAC is an access control system which supports a network of buildings or sites from a Personal Computer, over dial-up or direct, voice grade, telephone lines or fiber optics communications. WA-PAC operates as a distributed intelligent network of card access readers and controllers which provide access control and building security to buildings or groups of buildings. Each building can have up to 64 card access readers and over 4,000 alarm and output points. It will support databases of over 50,000 users. WA-PAC is currently being phased out of the product line and has been replaced by WA-PAC for Windows NT.

WA-PAC FOR WINDOWS NT - A Windows NT based distributed processing building management system: This product is a modern version of the DOS WA-PAC system described above. WA-PAC for Windows NT was released for general distribution in February, 1999. It is intended to be our premium building management and access control product into the 21st century.

WA-PAC TRACKER - An asset tracking enhancement to WA-PAC for Windows NT. This system protects against asset theft from buildings secured with WA-PAC access control security. Assets are defined as any object or person that can be tagged for identification with Tracker's long range proximity security tags. Assets may be laptop computers or other equipment, babies, or even elderly persons. Tagged assets are associated by the system with tagged personnel and recorded as they pass through monitoring points. If the asset is unauthorized, an alarm is sent to security and a record is made of the transaction. If the asset is authorized to be carried by the tagged person, a record is made of it's passing. Tracker is also sold as a standalone system without WA-PAC for Windows NT.

BUILDING WATCH - A DOS based, distributed processing, access control system:
Building Watch is an access control product designed for securing commercial or industrial facilities at low cost. This system shares a personal computer with other programs, thereby making it a very cost effective security system that is easy to implement and expand. Building Watch offers direct local access control and remote access management over dial-up phone lines. It also supports input point monitoring and reporting capabilities. Building Watch supports all popular card technologies. Building Watch has been phased out of the product line and has been replaced with Building Watch for Windows.

BUILDING WATCH FOR WINDOWS - This access control system is a Windows 3.1 based replacement for the DOS Building Watch system above. It supports access control in an unlimited number of buildings and operates under Windows 3.1, 95 and NT platforms. This product has been one of the top selling products for 1999.

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

The Company designs and manufactures all of its products. The Company's computer based products use personal computers and standard peripherals to provide access control and building management to secured sites. These products are acquired from a variety of third party sources. Components are procured from electronics distributors. Board and assembly houses manufacture and assemble circuit boards used for the Company's products. Final assembly, test and shipping functions are performed by Company personnel. The Company solicits bids for components, subassemblies and outside assembly. The Company has not experienced difficulty obtaining components for its products.

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

Description of Products

Bank ATM Access Control:  The Company has been  marketing bank ATM access
control products since 1977.   These products consisted of MSLR1, ATM III, and
ATM Access. In 1998, the Company added a customized networked product expressly customized for Citibank sites in Greater New York City. Bank ATM access control revenue represented approximately 13% of all Company revenue in 1999, 32% in 1998 and 30% in 1997. The Company estimates having sold ATM access control products to over 30,000 bank installations in the United States and abroad.

PC-PAC: PC-PAC, a central processing access control and building management system was introduced in 1984. PC-PAC provides access control and building security using a personal computer. PC-PAC controls up to 256 doors using a variety of card reader technologies and keypads plus monitors perimeter alarm points in secured building environments. PC-PAC provides hard disk storage for permanent records of all transactions, an instantaneous check of personnel in a given area and retains a record of those cards which have been used to attempt access to an area where the cardholder was not authorized. Product options include zoned anti-passback; alarm, elevator and relay control. PC-PAC revenue approximated 1% of all Company revenue in 1999, 1% in 1998 and 1% 1997. The PC-PAC system has been replaced with WA-PAC for Windows due to it's reduced popularity due mainly to it's DOS operating system.

WA-PAC: The Company introduced WA-PAC in 1988 as a DOS based, distributed processing access control system which controls multiple building sites through the use of a single host computer. WA-PAC has been the Companies premier computer system over the past years and is generally installed in Colleges and Universities as well as large corporate buildings. WA-PAC supports a great number of features and its reliable operation and reasonable pricing are the main reasons for its success in controlling access and securing perimeters in these buildings. WA-PAC uses either direct or dialup telephone lines for communications and will support any number of building sites. Product shipments began in 1988. WA-PAC revenue approximated 17% in 1999, 10% of total company revenue in 1998, and 16% in 1997.

WA-PAC for Windows NT: The Company introduced WA-PAC for Windows NT in late 1998. In 1999, this Windows NT based product took the place of WA-PAC (DOS version). WA-PAC for Windows NT is a networked product which will support WA-PAC Tracker, video image badging, floor plan mapping and many other features which were not possible with the DOS based WA-PAC system. The main market for this product is colleges and universities, large corporate buildings and networks of commercial buildings and warehouses. WA-PAC for Windows NT was first released for sale in early 1999.

Building Watch for Windows: The Company developed and announced Building Watch for Windows in 1997. Building Watch for Windows is an economical access control product which controls access to 32 doors in many buildings from a single computer which may be shared with other computer programs. Building Watch for Windows revenues approximated 18% of all Company revenue in 1999, 12% in 1998 and 14% in 1997.

Door Watch: The Company announced Door Watch in December of 1992 and began shipping the product in December of that year. Door Watch revenues approximated 1% of total Company revenue in 1999, 2% in 1998, and 1% in 1997.

The Company introduced and began selling Sentry in 1997. Sentry was not a significant contributor to revenue in 1997. In 1999, Sentry contributed 0% of total Company revenue, and 1% in 1998.

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

WORKING CAPITAL ITEMS

Manufacturing cycle time approximates 1 to 2 weeks. The Company feels that this is not unusual for a company that uses outside contractors for manufacturing and assembly.

The Company provides a one year warranty after a product is shipped. Normal payment terms are 30 days.

BACKLOG

The ending backlog was $38,589 in 1999, $54,237 in 1998, and $78,187 in 1997.

RESEARCH AND DEVELOPMENT

The Company expends monies on technical support , research and development of new products, and the enhancement of existing products. Such expenditures are consistent with the Company's overall product development, maintenance and enhancement strategies. In 1997, a significant engineering effort was entered into where development of new Windows based products occupied most of our engineering effort. This effort continued through 1998 concluding with the release of WA-PAC for Windows and a custom ATM access control system designed exclusively for Citicorp and in 1999 when enhancements were added to both products.

GOVERNMENT CONTRACTS

The Company does not actively pursue government contracts, but does have a GSA contract and sells to the government whenever it is advantageous. Government revenue approximated 1% of total revenue in 1999, 2% in 1998, and 3% in 1997.

None of the Company's sales under government contracts are subject to renegotiations of profits or termination of contracts or subcontracts, to the best of the Company's knowledge.

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

PERSONNEL

At December 31, 1999, the Company had twenty five (25) full and part time employees.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
REVENUE

The Company operates from a headquarters facility located in Natick, Massachusetts and sales offices in Atlanta Georgia and Cleveland Ohio.

Export revenue approximated 14% of total revenue in 1999, 17% in 1998, and 20% in 1997. The Company sells to American brokers doing business abroad and directly to end users and foreign dealers. The currency used for all sales to foreign firms is the U.S. Dollar.

ITEM 2.  PROPERTIES

The Company currently leases approximately 7,160 square feet of office and manufacturing space in a one story brick and masonry building located at 9 Tech Circle, Natick, Massachusetts under the terms of a five year lease which expires June 1, 2004. The current monthly base rate is $4,475. Additionally the Company is required to pay utility charges and insurance costs as well as the Company's portion of taxes and common space charges.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings are pending to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the Fourth Quarter of 1997.

ITEM 5.  MARKET OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

As of December 31, 1999, to the Company's knowledge, only a limited public market for its Common Stock existed. The Common Stock is not presently registered on any stock exchange. The Company is not aware of any over-the-counter trading in its stock in the past two years.

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

                          PART 11

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

1999 Compared to 1998

Revenues for 1999 were $2,837,235, a decrease of $80,557 compared with 1998.

Cost of Sales as a percentage of revenue increased to 65.17% from 58.16% and selling expenses for 1999 increased by $11,231 when compared to 1998. The increase in Cost of Sales was due to increased engineering wages and higher material content on products sold. The increase in Sales & Marketing expenses relate to the Company's development of new promotional materials and an aggressive advertising campaign.

At December 31, 1999, current assets exceeded current liabilities by $612,837 including cash in commercial checking and money market accounts of $52,325.

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

At December 31, 1998, current assets exceeded current liabilities by $693,521 including cash in commercial checking and money market accounts of $84,376.

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

LIQUIDITY AND CAPITAL RESOURCES

During 1999 no capital investments were necessary.

During 1998, the Company sold an additional 100,000 shares of common stock at $1.00 per share to certain holders of common stock. Proceeds of this sale were used to help fund R&D development of it's Windows product line and it's customized ATM access system for Citicorp. No other capital requirements were necessary.

During 1997, the Company sold an additional 160,000 shares of common stock at $1.00 per share to certain holders of common stock. Proceeds of this sale were used to fund R&D development of it's Windows product lines. No other capital requirements were necessary.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements years ended             Page Number
December 31, 1999 and 1998.

Independent Auditors' Report - March 14, 1999               1

Balance Sheets as of December 31, 1999 and                  2
December 31, 1998

Statements of Operations for years ended                    3
December 31, 1999 and  1998

Statements of Stockholders' Equity                          4
for years ended December 31, 1999 and  1998

Statements of Cash Flows for years ended                    5
December 31, 1999 and 1998

Notes to Financial Statements                          6 - 11

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No Form 8-KSB has been filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreement on any matter of accounting principle or financial statement disclosure.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                              DIRECTOR    OTHER POSITION
NAME                   AGE    SINCE       WITH COMPANY

David S. Longworth      65    1981        President and Chief
                                          Operations Officer
Robert Pogorelc         65    1997        Vice President and
                                          Sales Manager
William M. Tetrick      84    1967        CEO and Chairman of the
                                          Board
J. Thomas Gehman        53    1981        None

Lawrence A. Bishop      55    1984        None

James French		53	----		Treasurer and Clerk





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

James French, Treasurer and Clerk. Mr. French has been employed at Synergistics, Inc. since 1996 when he replaced the former Treasurer. He has held positions as Treasurer and Clerk since 1997. Prior to that, he was employed as Financial Manager, Accounting Manager and Manager of Internal Auditing at various Massachusetts companies. Mr. French received his Masters degree in Business Administration from Framingham State College in 1986.

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

CASH COMPENSATION TABLE (1999)

(A) Name of Individual  (B) Capacities in which  (C) Cash
    or Number in Group      Served                   Compensation

 All executive officers (1) President and COO
 and sales manager as a (2) Treasurer and Clerk
 group (3 persons).     (3) Vice President and
                            Sales Manager
                                                     $251,000

CERTAIN TRANSACTIONS

During 1999, the Company paid Mr. Tetrick approximately $34,470 for unpaid expenses over the past twenty years. The debt is now cleared.

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

COMPENSATION PURSUANT TO PLANS

The following table sets forth for each officer who has received options, the number of options granted under both the 1983 and 1988 stock plans, the year of grant and the option price:




                       Year of  Option  Number
Name                    Grant    Price   of Shares

William M. Tetrick      1986    $2.75     12,034 Expired in 1996
David S. Longworth      1986    $2.50      7,776 Expired in 1996
William M. Tetrick      1987    $2.75     14,697 Expired in 1996
David S. Longworth      1987    $2.50      9,019 Expired in 1997
William M. Tetrick      1988    $1.10     74,000 Expired in 1996
David S. Longworth      1988    $1.00     20,000 Expired in 1998
David S. Longworth      1988    $2.50      9,805 Expired in 1998
David S. Longworth      1989    $2.50     10,417 Expired in 1999
David S. Longworth      1990    $2.50     10,822
William M. Tetrick      1991    $2.75     12,963 Expired in 1996
David S. Longworth      1991    $2.50     11,643
David S. Longworth      1995    $2.50     23,084
Robert Pogorelc         1995    $2.50      4,981

As of March 1, 2000, unexercised options for the purchase of an aggregate of 125,378 shares were held by all employees of the Company (including those held by Officers and Directors).

No incentive stock option granted by the Company has included any tandem rights, such as appreciation rights, nor has any incentive stock option granted by the Company been exercised during 1999.

The Company has established a 401K plan for all employees.
During the year ended December 31, 1999, the Company had contributed $0 to that plan.

OTHER COMPENSATION

The Company has no other plan or arrangement whereby any person will receive remuneration upon the termination of his status as an employee, officer or director of the Company. The Company had paid, as of March 1, 2000, no forms of contingent compensation.

Other than the transactions described herein, there were no material transactions during 1999 to which any of the following persons has a direct or indirect interest: (1) any director or officer of the Company, (2) any nominee for election as a director, (3) any person who, to the Company's knowledge, owns 5% or more of the Company's stock, or (4) any relative or spouse (or relative of such spouse) of the foregoing persons.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of December 31, 1999 held of record or was known by the Company to own beneficially more that 5% of the outstanding Common Stock, by each director and by all directors and officers as a group.







                              AMOUNT AND NATURE      PERCENTAGE OF
                              OF BENEFICIAL          COMMON STOCK
NAME AND ADDRESS              OWNERSHIP (1)(9)      OUTSTANDING

William M. Tetrick
2 Ridgeway Drive               423,577  (2)(3)(4)     4.40%
Wellesley Hills, MA
 02181

David S. Longworth
65 School Street Ext.           45,549  (5)           0.47%
Natick, MA   01760

Robert L. Pogorelc               4,981  (6)           0.05%

J. Thomas Gehman
141 Marked Tree Road             2,000                  0%
Needham, MA 02192

Lawrence Bishop
c/o Gray, Seifert & Co. Inc.         0 (7)              0%
380 Madison Avenue
New York, NY 10017

Legg Mason, Inc.
c/o Gray Seifert & Co., Inc.
380 Madison Ave.
New York, NY  10017          7,653,296 (8)          79.45%


All Directors and Officers
as a Group  (10 persons)       476,107               4.94%

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

(6) Includes 4,981 shares of Common Stock acquirable on exercise of stock options.

(7) Excludes 7,653,296 shares of Common Stock owned by customers of Legg Mason, Inc., the parent company of Gray Seifert & Co., Inc. Through agreements with such customers, Gray Seifert has discretionary power to vote these shares.

(8) Consists of shares of Common Stock owned by customers of Gray Seifert & Co.,
Inc., an affiliate of Legg Mason, Inc.;   however, through agreements with these
customers, Gray Seifert has the discretionary power to vote and dispose of all such shares.

(9) All options are considered non-dillutive since exercise price exceeds last known market price.


ITEM 12.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  The following financial statements of Synergistics, Inc. are included in
Part II Item 7:

Index to Financial Statements years ended         Page Number
December 31, 1999 and 1998

Independent Auditors' Report - March 14, 2000         1

Balance Sheets as of December 31, 1999 and            2
December 31, 1998

Statements of Operations for years ended              3
December 31, 1999 and 1998

Statements of Stockholders' Equity (Deficit) for      4
years ended December 31, 1999 and 1998

Statements of Cash Flows for years ended              5
December 31, 1999 and 1998

Notes to Financial Statements                    6 - 11

(b) Exhibits


3.1 Articles of Organization and amendments thereto, as amended through December 31, 1985 are incorporated by reference from Form 10-K for the year ended December 31, 1982.

3.2 Amendment to Articles of Organization is incorporated by reference from Form 10-K for the year ended December 31, 1987.

3.3 By-Laws, as amended, are incorporated by reference from Form 10-K for the year ended December 31, 1982.

3.4 Amendment to Articles of Organization is incorporated by reference from Form 10-K for the year ended December 31, 1988.

3.5 Amendment to Articles of Organization is incorporated by reference from Form 10-K for the year ended December 31, 1990.

3.6 Amendment to Articles of Organization is incorporated by reference from Form 10-K for the year ended December 31, 1991.


10.1 Sale of Imaging Assets is incorporated by reference from Form 10-KSB for the year ended December 31, 1995.

10.2 Agreement with William M. Tetrick, dated December 30, 1981, is incorporated by reference from Form 10-K for the year ended December 31, 1983.

10.3 Forms of Incentive Stock Option Plan of 1982 and Incentive Stock Option Agreement are incorporated by reference from Form 10-Q for the period ended March 31, 1983.

10.4 Forms of Incentive Stock Option Plan of 1983 and Incentive Stock Option Agreement are incorporated by reference from Form 10-Q for the period ended March 31, 1984.

10.5 Forms of Directors Stock Option Plan of 1987 and Directors Stock Option Agreement are incorporated by reference from Form 10-K for the period ended March 31, 1987.

27  Financial Data Schedule

Supplemental Information
The Company plans to furnish proxy materials and an Annual Report to Stockholders to its stockholders subsequent to the date of this Form 10K, at which time copies shall be furnished to the Commission.

SYNERGISTICS, INC.


By /S/ DAVID S. LONGWORTH_______
       David S. Longworth
       President and Chief Operations Officer

Date__3/30/00___________________________









Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Synergistics, Inc. has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By/S/DAVID S. LONGWORTH___________________
   David S. Longworth
   President and Chief Operations Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


By/S/DAVID S. LONGWORTH___________________
  David S. Longworth
  President, COO and Director
  Date_3/30/00____________________________


By/S/WILLIAM M> TETRICK___________________
  William M. Tetrick
  Director
  Date_3/30/00 ___________________________

By/S/LAWRENCE BISHOP______________________
  Lawrence Bishop
  Director
  Date_3/30/00 ___________________________

By/S/ J.THOMAS GEHMAN_____________________
  J.Thomas Gehman
  Director
  Date_3/30/00  __________________________

By/S/ROBERT L. POGORELC___________________
  Robert L. Pogorelc
  Director
  Date_3/30/00 ___________________________

































                               SYNERGISTICS, INC.

                              NATICK, MASSACHUSETTS

              FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                            DECEMBER 31, 1999 AND 1998














                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Synergistics, Inc.
Natick, Massachusetts


  We have audited the accompanying balance sheets of Synergistics, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergistics, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/LIVINGSTON & HAYNES, P.C.
LIVINGSTON & HAYNES, P.C.
Wellesley, Massachusetts
February 29, 2000










                                      - F1 -

                               SYNERGISTICS, INC.

                                 BALANCE SHEETS

                            DECEMBER 31, 1999 AND 1998



                                     ASSETS

                                                           1999        1998
CURRENT ASSETS
  Cash and equivalents                                  $   52,325  $   84,376
  Trade accounts receivable, net of reserves of
    $20,000 in 1999 and 1998                               480,015     619,347
  Inventories                                              377,344     333,382
  Prepaid expenses                                          12,468      14,415
                                 TOTAL CURRENT ASSETS      922,152   1,051,520

EQUIPMENT                                                  166,964     152,227
  Less depreciation and amortization                       123,891     103,167
                                                            43,073      49,060

DEFERRED TAXES                                             759,674     759,674

                                                        $1,724,899  $1,860,254
                                                        ==========  ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                                $  218,080  $  239,470
  Accrued expenses and other current liabilities            91,235      84,059
  Amounts due stockholder                                     -         34,470
                            TOTAL CURRENT LIABILITIES      309,315     357,999

COMMITMENTS AND CONTINGENT LIABILITIES                        -           -

STOCKHOLDERS' EQUITY
  Common Stock (authorized 12,000,000 shares;
    issued 9,632,561 shares in 1999 and 1998,
    including 16,445 shares held in Treasury)               96,326      96,326
  Additional paid-in capital                             6,873,887   6,873,887
  Retained earnings (deficit)                           (5,547,494) (5,460,823)
                                                         1,422,719   1,509,390
  Cost of Common Stock held in Treasury                     (7,135)     (7,135)
                                                         1,415,584   1,502,255

                                                        $1,724,899  $1,860,254
                                                        ==========  ==========




               See accompanying notes to the financial statements.

                                      - F2 -

                               SYNERGISTICS, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                           1999        1998
Revenues:
  Sales - net                                           $2,837,235  $2,917,792
  Interest income                                            1,076         430

                                                         2,838,311   2,918,222

Costs and expenses:
  Costs of sales                                         1,848,916   1,696,990
  General and administrative expenses                      432,961     407,932
  Selling expenses                                         629,535     618,304
  Bad debt expense                                          11,286      36,400
  Interest expense                                           2,284         309
                                                         2,924,982   2,759,935

                  INCOME (LOSS) BEFORE INCOME TAXES        (86,671)    158,287

Income taxes - deferred                                       -         58,102

                                   NET INCOME (LOSS)    $  (86,671) $  100,185
                                                        ==========  ==========


INCOME (LOSS) PER COMMON SHARE                            $ (.009)    $ 0.010
                                                          =======     =======





















               See accompanying notes to the financial statements.

                                      - F3 -

                               SYNERGISTICS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                               COMMON STOCK
                                                             SHARES    AMOUNT

Balances at January 1, 1998                                 9,557,561  $95,576

Net income                                                       -        -

Settlement of note for Common Stock                           (25,000)    (250)

Proceeds from issuance of Common Stock                        100,000    1,000

Balances at December 31, 1998                               9,632,561   96,326

Net loss                                                         -        -

                            BALANCES AT DECEMBER 31, 1999   9,632,561  $96,326
                                                            =========  =======































               See accompanying notes to the financial statements.









ADDITIONAL   RETAINED
 PAID-IN     EARNINGS     TREASURY STOCK
 CAPITAL     (DEFICIT)   SHARES   AMOUNT      TOTAL

$6,799,637  $(5,561,008)  16,445  $ 7,135  $ 1,327,070

      -         100,185     -        -         100,185

   (24,750)        -        -        -         (25,000)

    99,000         -        -        -         100,000

 6,873,887   (5,460,823)  16,445    7,135    1,502,255

      -         (86,671)    -        -         (86,671)

$6,873,887  $(5,547,494)  16,445  $ 7,135  $ 1,415,584
==========  ===========  =======  =======  ===========































                                      - F4 -



                               SYNERGISTICS, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                            1999        1998
Cash flows from operating activities:
  Net income (loss)                                      $ (86,671)  $ 100,185
    Adjustments to reconcile net income (loss)
      to net cash (used) by operating activities:
        Deferred taxes                                        -         58,102
        Depreciation and amortization                       20,724      23,900
                   (Increase) decrease in assets:
          Trade accounts receivable                        139,332    (134,665)
          Inventories                                      (43,962)      1,706
          Prepaid expenses and other current assets          1,947         611
        Increase (decrease) liabilities:
          Trade accounts payable                           (21,390)    (67,563)
          Accrued expenses and other current
            liabilities                                      7,176      27,280
          Amounts due stockholder                          (34,470)    (51,827)
                                    TOTAL ADJUSTMENTS       69,357    (142,456)

              NET CASH (USED) BY OPERATING ACTIVITIES      (17,314)    (42,271)

Cash flows from investing activities:
  Capital expenditures                                     (14,737)    (10,039)
              NET CASH (USED) BY INVESTING ACTIVITIES      (14,737)    (10,039)

Cash flows from financing activities:
  Proceeds of stock issuance                                  -        100,000
            NET CASH PROVIDED BY FINANCING ACTIVITIES         -        100,000

                                   NET CHANGE IN CASH      (32,051)     47,690

Cash and equivalents at beginning of year                   84,376      36,686

                  CASH AND EQUIVALENTS AT END OF YEAR    $  52,325   $  84,376
                                                         =========   =========

Cash paid for:
  Interest                                               $   2,284   $     309
  Income taxes                                           $    -      $    -

Non-cash transactions:
  In 1998, 25,000 shares of the Company's Common Stock was received in settlement of a $25,000 note from a director.




               See accompanying notes to the financial statements.

                                      - F5 -

                               SYNERGISTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998



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

                     YEARS ENDED DECEMBER 31, 1999 AND 1998



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


NOTE B - INVENTORIES

         Inventories consist of the following at December 31, 1999 and 1998:

                                                           1999        1998
         Finished goods and work-in-process
           at aggregate market                           $327,184    $289,066
         Raw materials                                     50,160      44,316

                                                         $377,344    $333,382
                                                         ========    ========
                                      - F7 -


                               SYNERGISTICS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE C - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following at December 31, 1999 and 1998:

                                                           1999        1998

         Accrued compensation and benefits               $34,186     $30,396
         Accrued commissions                              29,540      34,962
         Accrued professional fees                        20,000      17,500
         Other                                             7,509       1,201

                                                         $91,235     $84,059
                                                         =======     =======

NOTE D - AMOUNTS DUE STOCKHOLDER

         Amounts due stockholder consist of the following at December 31, 1999 and 1998:

                                                           1999        1998

         Amount due stockholder for costs
           and expenses incurred by majority
           stockholder on Company's behalf; payable,
           without interest, on demand                   $   -       $ 34,470

                                                         $   -       $ 34,470
                                                         ========    ========

NOTE E - STOCKHOLDERS' EQUITY

Common Stock

         At December 31, 1999, the Company is authorized to issue 12,000,000 shares of $.01 par value Common Stock. At December 31, 1999, 9,632,561 shares of such stock had been issued, including 16,445 shares held in the form of Treasury Stock and 850,000 shares were reserved for issuance in connection with the stock option plans discussed below.










                                      - F8 -

                               SYNERGISTICS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1999 AND 1998



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

         Transactions regarding the options during the years ended December 31, 1999 and 1998 are shown as follows;
                                              1983 Plan  1987 Plan  1988 Plan

         Outstanding at January 1, 1998         34,339     20,000    128,536

         Grants expired during 1998            (21,000)   (20,000)   (16,238)

         Grants forfeited during 1998             -          -          (259)

         Outstanding at December 31, 1998       13,339       -       112,039

         Grants expired during 1999            (12,666)      -       (10,417)

         Grants forfeited during 1999             -          -          -

         Outstanding at December 31, 1999          673       -       101,622
                                               =======    =======    =======

         All outstanding options are exercisable at $2.50 per share.

Income Per Share of Common Stock

         Income per share of Common Stock is computed based on the weighted average number of shares of Common Stock outstanding (9,632,561 shares for the years ended December 31, 1999 and 1998).



                                      - F9 -

                               SYNERGISTICS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE F - CONCENTRATION OF RISK

         From time to time, the Company maintains deposits with major financial institutions in excess of insurable limits.


NOTE G - RENT AND OPERATING LEASE COMMITMENT

         The Company's rent expense during the years ended December 31, 1999 and 1998 approximated $66,147 and $60,062, respectively, principally under the terms of a lease for its operating facility.

         During March 1999, the Company extended the lease agreement for its current occupation of the premises for a period of five years. The lease provides that the Company is responsible for fifty percent of the real estate taxes and operating costs of the premises. Future rental payments required under the lease, exclusive of real estate taxes and operating costs, are as follows:

         Year Ending December 31,

               2000                                      $ 55,488
               2001                                        59,070
               2002                                        62,652
               2003                                        66,228
               2004                                        34,008


NOTE H - INCOME TAXES

         At December 31, 1999, operating loss carryforwards aggregating approximately $5,300,000 are available to reduce future federal taxable income, if any. If not utilized, these carryforwards will expire at various dates between 2000 and 2009. The carryforwards are subject to examination by the Internal Revenue Service.

         The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes.
As of  December 31,1999 and 1998, the Company's deferred tax asset consists of:

                                                          1999         1998

         Net operating loss carryforwards              $2,002,580   $1,920,709
         Other                                             66,000       66,000
         Valuation allowance                           (1,308,906)  (1,227,035)

                                                       $  759,674   $  759,674
                                                       ==========   ==========

                                     - F10 -

                               SYNERGISTICS, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE I - BUSINESS SEGMENT INFORMATION

         The Company's business, which consists principally of a single segment, is the designing, manufacturing and selling of single and multifunctional electronic systems which control access to secure areas. The Company sells to domestic and foreign customers from its domestic location.

         Sales by Major Customer Category               1999           1998

         Government sales                            $   17,514     $   71,744
         Other domestic sales                         2,409,342      2,345,173
         Export sales                                   410,379        500,875

                                                     $2,837,235     $2,917,792
                                                     ==========     ==========

         Export sales are made directly and through United States brokers to users in Canada, South and Central America to include Mexico, the Middle East including Turkey, and the South Pacific and Far East. No single foreign or domestic area accounts for more than ten percent of total sales in 1999.


NOTE J - CONTINGENT SALE OF ASSETS

         The Company has negotiated a settlement of the contingent sale of assets related to its imaging product, calling for payments of $50,000 in 1998, which have been received, $14,000 per year in 1999, which have been received, and $14,000 per year in 2000, and 2001. Income is being recognized as received.


NOTE K - NOTE RECEIVABLE - DIRECTOR

         The Company repurchased 25,000 shares of Common Stock from a director in exchange for the director's note to the Company.


NOTE L - ADVERTISING COSTS

         Advertising expense was $90,447 and $84,947, respectively, for the years ended December 31, 1999 and 1998.


NOTE M - DEFERRED COMPENSATION PLAN

         The Company has a deferred compensation plan under Section 401(k) covering substantially all employees. The Company provided no match during 1999 and $6,000 during 1998.


                                     - F11 -