Form 10QSB
period 2000-03-31
SYNERGISTICS INC
filed 2000-05-15
CIK 95986

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                               FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                         Commission File Number O-6421
March 31, 2000

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

Yes  X      No

There is no public market for, and thus no aggregate market value of, the registrants securities.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

Class Outstanding at  April 30, 2000
Common Stock, one cent par value    9,632,561


               NO DOCUMENTS INCORPORATED BY REFERENCE

---------------------------------------------------------------------

                           SYNERGISTICS, INC.
                              BALANCE SHEET


                                 ASSETS

                                              (UNAUDITED)
                                                 Mar 31       Dec 31
                                                  2000         1999
CURRENT ASSETS
  Cash                                           63,454       52,325
  Accounts receivable                           499,420      500,015
  Allowance for doubtful accts                  (14,898)     (20,000)
  Inventories                                   388,277      377,344
  Prepaid expenses                               22,484       12,468
                                                -------      -------
TOTAL CURRENT ASSETS                            958,737      922,152

EQUIPMENT, less allowances of $70,523            40,837       43,073
and $123,891 for depreciation

DEFERRED TAXES                                  759,674      759,674
                                              ---------    ---------
TOTAL ASSETS                                  1,759,248    1,724,899


        LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                        301,404      218,080
  Accrued expenses and other current liabil      45,543       91,235
  Amount due stockholder                        150,000            0
                                                -------      -------
TOTAL CURRENT LIABLITIES                        496,947      309,315

STOCKHOLDERS' EQUITY
  Common Stock ( 9,632,561 shares issued
    including shares held in Treasury)           96,326       96,326
  Additional paid-in capital                  6,873,887    6,873,887
  Retained earnings (deficit)                (5,700,777)  (5,547,494)
                                              ---------    ---------
                                              1,269,436    1,422,719
  Cost of Common Stock held in Treasury          (7,135)      (7,135)
                                              ---------    ---------
                                              1,262,301    1,415,584

TOTAL LIABILITIES. PREFERRED STOCK            ---------    ---------
AND SHAREHOLDERS' EQUITY                      1,759,248    1,724,899

---------------------------------------------------------------------

                           SYNERGISTICS, INC.
                       STATEMENT OF OPERATIONS
                    PERIOD OF THREE MONTHS ENDED
                       MARCH 31, 2000 AND 1999


                                              (UNAUDITED)
                                                   2000         1999

Sales, net                                      610,976      651,259
Interest income                                     147          441
                                                -------      -------
                                                611,123      651,700

Costs and expenses:
  Cost of sales                                 459,679      424,800
  Selling, general and administrative expen     305,203      229,373
  Interest expense                                  273          211
                                                -------      -------
                                                765,155      654,384
                                                -------      -------
Net gain (loss)                                (154,032)      (2,684)

 Gain (loss) per share of Common Stock
  Assuming no dilution                           ($0.02)      ($0.00)
  Assuming full dilution                         ($0.02)      ($0.00)

---------------------------------------------------------------------

                           SYNERGISTICS, INC.
                        STATEMENT OF CASH FLOWS
             PERIODS OF THREE MONTHS MARCH 31, 2000 AND 1999


                                              (UNAUDITED)
                                                   2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                              (154,032)      (2,684)

Adjustments to reconcile net loss to net cash
(used) provided by operating activities:
  Depreciation                                    4,485        5,025
  (Increase) decrease in accounts receivabl         595      149,775
  (Increase) decrease in inventories            (10,933)     (61,103)
  (Increase) decrease in prepaid expenses
    and other assets                            (15,119)      (2,777)
  Increase (decrease) in accounts payable        83,323       10,993
  Increase (decrease) in accrued expenses
    and other current liabilities               (44,941)     (41,250)
  Increase (decrease) in amounts due
    shareholder                                 150,000      (12,692)
                                                -------       ------
TOTAL ADJUSTMENTS                               167,410       47,971
                                                -------       ------
NET CASH PROVIDED BY OPERATING ACTIVITIES        13,378       45,287

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                              2,249        1,717
Stock issued                                          0            0
                                                -------       ------
NET CASH (USED) BY INVESTING ACTIVITIES           2,249        1,717
                                                -------       ------
NET CHANGE IN CASH                               11,129       43,570

CASH AT BEGINNING OF YEAR                        52,325       84,376
                                                 ------      -------
CASH AT END OF PERIOD                            63,454      127,946
                                                 ======      =======
---------------------------------------------------------------------




                         SYNERGISTICS, INC.
                        SELECTED INFORMATION


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results of the full year.

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


Inventories

Inventories are comprised of the following:

                                             *  3/31/00     12/31/99

               Raw Materials                     48,594       45,528
                   Finished Goods & WIP         339,683      331,816
                                                -------      -------
              Total Inventories                 388,277      377,344
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

The following schedule sets forth the number of shares used in computing earnings per share:

                                               Period of Three Months
                                                      Ended March 31
                                                   2000         1999

   Assuming no dilution
   Common Stock Outstanding April 30,         9,632,561    9,632,561
   Shares held in Treasury                       16,445       16,445
   Total Shares Authorized                   12,000,000   12,000,000

---------------------------------------------------------------------