Form 10QSB
period 2000-06-30
SYNERGISTICS INC
filed 2000-08-14
CIK 95986

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                               FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                         Commission File Number O-6421
June 30, 2000

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

Class Outstanding at                    July 31, 2000
Common Stock, one cent par value          9,632,561


               NO DOCUMENTS INCORPORATED BY REFERENCE



                           SYNERGISTICS, INC.
                              BALANCE SHEET


                                 ASSETS

                                               (UNAUDITED)
                                                 June 30,         Dec 31,
                                                  2000             1999
CURRENT ASSETS
  Cash                                       $    27,519       $    52,325
  Accounts receivable                            534,706           500,015
  Allowance for doubtful accts                   (16,599)          (20,000)
  Inventories                                    397,367           377,344
  Prepaid expenses                                23,491            12,468
                                               ---------         ---------
TOTAL CURRENT ASSETS                             966,484           922,152

EQUIPMENT, less allowances of $75,008             43,111            43,073
and $123,891 for depreciation

DEFERRED TAXES                                   759,674           759,674
                                               ---------         ---------
TOTAL ASSETS                                  $1,769,269        $1,724,899
                                               =========         =========

        LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                      $  336,843        $  218,080
  Accrued expenses and other current
    liabilities                                   60,082            91,235
  Amount due stockholder                         200,000              -
                                               ---------          --------
TOTAL CURRENT LIABLITIES                         596,925           309,315

STOCKHOLDERS' EQUITY
  Common Stock ( 9,632,561 shares issued
    including shares held in Treasury)            96,326            96,326
  Additional paid-in capital                   6,873,887         6,873,887
  Retained earnings (deficit)                 (5,790,734)       (5,547,494)
  Cost of Common Stock held in Treasury	          (7,135)           (7,135)
                                               ---------         ---------
                                               1,172,344         1,415,584

TOTAL LIABILITIES. PREFERRED STOCK             ---------         ---------
AND SHAREHOLDERS' EQUITY                      $1,769,269        $1,724,899
                                               =========         =========
-	-	-

                           SYNERGISTICS, INC.
                       STATEMENT OF OPERATIONS
                      PERIOD OF SIX MONTHS ENDED
                        JUNE 30, 2000 AND 1999


                                                             (UNAUDITED)
                                                            2000        1999

Sales, net                                              $1,322,841  $1,348,375
Interest income                                                365         790
                                                         ---------   ---------
                                                         1,323,206   1,349,165

Costs and expenses:
  Cost of sales                                            949,724     896,465
  Selling, general and administrative expenses             617,199     481,917
  Interest expense                                           1,028         382
                                                         ---------   ---------
                                                         1,567,951   1,378,764
                                                         ---------   ---------
Net gain (loss)                                           (244,745)    (29,599)

 Gain (loss) per share of Common Stock
  Assuming no dilution                                      $(0.02)     $(0.00)
  Assuming full dilution                                    $(0.02)     $(0.00)





                           SYNERGISTICS, INC.
               STATEMENT OF CHANGES IN FINANCIAL POSITION
              PERIODS OF SIX MONTHS JUNE 30, 2000 AND 1999


                                                             (UNAUDITED)
                                                           2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $ (244,745) $ (29,599)

Adjustments to reconcile net loss to net cash
(used) provided by operating activities:
  Depreciation                                              8,970     10,050
  (Increase) decrease in accounts receivable              (38,092)    61,119
  (Increase) decrease in inventories                      (19,267)  (100,788)
  (Increase) decrease in prepaid expenses
    and other assets                                      (11,024)    (9,404)
  Increase (decrease) in accounts payable                 118,762     86,083
  Increase (decrease) in accrued expenses
    and other current liabilities                         (30,402)   (41,143)
  Increase (decrease) in amounts due
    shareholder                                           200,000    (21,154)
                                                         --------    -------
TOTAL ADJUSTMENTS                                         228,947    (15,237)
                                                         --------    -------
NET CASH USED BY OPERATING ACTIVITIES                     (15,798)   (44,836)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                       (9,008)    (2,867)
                                                         --------    -------
NET CASH (USED) BY INVESTING ACTIVITIES                    (9,008)    (2,867)

NET CHANGE IN CASH                                        (24,806)   (47,703)

CASH AT BEGINNING OF YEAR                                  52,325     84,376
                                                         --------    -------
CASH AT END OF PERIOD                                      27,519     36,673




                         SYNERGISTICS, INC.
                        SELECTED INFORMATION


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual
Report Form 10-K. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.


Basis of Presentation

It is the opinion of management that all significant adjustments which are routine recurring adjustments reflected in the accompanying June 30, financial statements which are necessary to present fairly such interim financial statements.


Accounting Policy for Revenues and Costs of Sales

Revenues are recognized at the time of product shipment. Cost of sales is computed using the "gross profit" method based upon historical results of operations. Other cost, included in costs of sales, are based upon such costs as actually incurred.


Inventories

Inventories are comprised of the following:

                                 *  6/30/00      12/31/99

Raw Materials                        49,670        45,528
Finished Goods & WIP                347,697       331,816
                                    -------       -------
Total Inventories                   397,367       377,344

                                *Allocation Based Upon Estimate


(Loss) per Common Share

The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security.

The following schedule sets forth the number of shares used in computing earnings per share:

                                                 Period of Six Months
                                                      Ended June 30
                                                    2000          1999

   Assuming no dilution
   Common Stock Outstanding July 31, 2000         9,632,561    9,632,561
   Shares held in Treasury                           16,445       16,445
   Total Shares Authorized                       12,000,000   12,000,000


                   PART I  FINANCIAL INFORMATION

ITEM 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

For the six months ended June 30, 2000, the Company recorded sales of $1,322,841 compared to $1,348,375 for the six months ended June 30, 1999. At June 30, 2000 the Company had a backlog of $32,262 compared to $97,383 at June 30, 1999.

Cost of sales as a percentage of sales increased to 71.8% from 66.5%
 for the six months ended June 30, 2000 and 1999, respectively.
This is due to the increase in the engineering staff & a higher material content on products sold.

For the period of six months ended June 30, 2000, selling, general and administrative expenses increased by $135,282 over the period of six months ended June 30, 1999.


                   PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
There are currently no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGE IN SECURITIES

There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first six months of calendar year 2000.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special meeting in lieu of an annual meeting was held on May 25, 2000. William Tetrick, Dave Longworth, Larry Bishop, Thomas Gehman and Robert Pogorelc were elected as directors.

A vote was taken to approve Livingston & Haynes, P.C. to continue as auditors for the coming year.

Both votes were passed and no other votes were taken.

ITEM 4.  EXHIBITS AND FORM 8-K
None.

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf, the undersigned thereunto being duly authorized.




DATE      July 19, 2000                 BY /S/William M. Tetrick
                                              William M. Tetrick
                                              Chairman of the Board


DATE      July 19, 2000                 BY /S/David S. Longworth
                                              David S. Longworth
                                              President and Clerk