Form 10QSB
period 2000-09-30
SYNERGISTICS INC
filed 2000-11-16
CIK 95986

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                               FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                         Commission File Number O-6421
September 30, 2000

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

Class Outstanding at October 31, 2000
Common Stock, one cent par value, 9,632,561


               NO DOCUMENTS INCORPORATED BY REFERENCE

-----------------------------------------------------------

                           SYNERGISTICS, INC.
                              BALANCE SHEET


                          ASSETS

                                     (UNAUDITED)
                                        Sept 30     Dec 31
                                         2000        1999
CURRENT ASSETS
  Cash                                    9,599     52,325
  Accounts receivable                   549,505    500,015
  Allowance for doubtful accts          (18,300)   (20,000)
  Inventories                           428,239    377,344
  Prepaid expenses                       18,031     12,468
                                     ----------------------
TOTAL CURRENT ASSETS                    987,074    922,152

EQUIPMENT, less allowances of $79,493    38,626     43,073
and $123,891 for depreciation

DEFERRED TAXES                          759,674    759,674
                                     ----------------------
TOTAL ASSETS                          1,785,374  1,724,899
                                     ======================

        LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                326,162    218,080
  Accrued expenses and other current     74,305     91,235
  Amount due stockholder                350,000          0
                                     ----------------------
TOTAL CURRENT LIABLITIES                750,467    309,315

STOCKHOLDERS' EQUITY
  Common Stock ( 9,632,561 shares issued
    including shares held in Treasury    96,326     96,326
  Additional paid-in capital          6,873,887  6,873,887
  Retained earnings (deficit)        (5,928,171)(5,547,494)
                                      1,042,042  1,422,719
  Cost of Common Stock held in Treasu    (7,135)    (7,135)
                                     ----------------------
                                      1,034,907  1,415,584

TOTAL LIABILITIES. PREFERRED STOCK   ----------------------
AND SHAREHOLDERS' EQUITY              1,785,374  1,724,899
                                     ======================
-----------------------------------------------------------

                     SYNERGISTICS, INC.
          STATEMENT OF OPERATIONS
         PERIOD OF NINE MONTHS ENDED
          SEPTEMBER 30, 2000 AND 1999


                                     (UNAUDITED)
                                           2000       1999
Sales, net                            1,964,782  2,128,516
Interest income                              509       933
                                     ----------------------
                                      1,965,291  2,129,449

Costs and expenses:
  Cost of sales                       1,414,560  1,371,121
  Selling, general and administrative   930,918    774,615
  Interest expense                        1,637      1,924
                                     ----------------------
                                      2,347,115  2,147,660
                                     ----------------------
Net gain (loss)                        (381,824)   (18,211)
                                     ======================
 Gain (loss) per share of Common Stock
  Assuming no dilution                   ($0.04)    ($0.00)
  Assuming full dilution                 ($0.04)    ($0.00)

-----------------------------------------------------------

                           SYNERGISTICS, INC.
 STATEMENT OF CHANGES IN FINANCIAL POSITION
 PERIODS OF NINE MONTHS SEPTEMBER 30, 2000 AND 1999


                                     (UNAUDITED)
                                           2000       1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                      (381,824)   (18,211)

Adjustments to reconcile net loss to net cash
(used) provided by operating activities:
  Depreciation                           13,455     15,075
  (Increase) decrease in accounts rec   (51,190)   113,977
  (Increase) decrease in inventories    (50,497)   (71,510)
  (Increase) decrease in prepaid expenses
    and other assets                     (5,564)     6,148
  Increase (decrease) in accounts pay   108,081      2,585
  Increase (decrease) in accrued expenses
    and other current liabilities       (16,179)   (30,223)
  Increase (decrease) in amounts due
    shareholder                         350,000    (23,269)
                                     ----------------------
TOTAL ADJUSTMENTS                       348,106     12,783
                                     ----------------------
NET CASH USED BY OPERATING ACTIVITIES   (33,718)    (5,428)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                      9,008     10,032
Stock issued                                  0          0
                                     ----------------------
NET CASH (USED) BY INVESTING ACTIVITI     9,008     10,032

NET CHANGE IN CASH                      (42,726)   (15,460)

CASH AT BEGINNING OF YEAR                52,325     84,376
                                     ----------------------
CASH AT END OF PERIOD                     9,599     68,916
                                     ======================
-----------------------------------------------------------

                         SYNERGISTICS, INC.
                        SELECTED INFORMATION


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-K. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

Basis of Presentation
It is the opinion of management that all significant adjustments which are routine recurring adjustments reflected in the accompanying September 30, financial statements which are necessary to present fairly such interim financial statements.

Accounting Policy for Revenues and Costs of Sales
Revenues are recognized at the time of product shipment. Cost of sales is computed using the "gross profit" method based upon historical results of operations. Other cost, included in costs of sales, are based upon such costs as actually incurred.

Inventories
Inventories are comprised of the following:

                                     *  9/30/00   12/31/99

            Raw Materials                47,106     45,528
                Finished Goods & WIP    381,133    331,816
                                     ----------------------
           Total Inventories            428,239    377,344
                                     ======================
                                *Allocation Based Upon Estimate

(Loss) per Common Share
The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security.

The following schedule sets forth the number of shares used in computing earnings per share:

                                        Period of Nine Months
                                          Ended September 30

                                           2000       1999
   Assuming no dilution
   Common Stock Outstanding October 31   9,632,561  9,632,561
   Shares held in Treasury                  16,445     16,445
   Total Shares Authorized              12,000,000 12,000,000

-----------------------------------------------------------

                    PART I  FINANCIAL INFORMATION

ITEM 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

For the nine months ended Sept. 30, 2000, the Company recorded sales of $1,964,782 compared to $2,128,516 for the nine months ended Sept. 30, 1999. At Sept. 30,, 2000 the Company had a backlog of $62,013 compared to $36,081 at Sept. 30, 1999.

Cost of sales as a percentage of sales increased to 72% from 64.4%
 for the nine months ended Sept. 30, 2000 and 1999, respectively.
This is due to the increase in the engineering staff & a higher material content of products sold.

For the period of nine months ended Sept. 30, 2000, selling, general and administrative expenses increased by $156,303 over the period of nine months ended Sept. 30, 1999.


                   PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
There are currently no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.  CHANGE IN SECURITIES
There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first nine months of calendar year 2000.

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




DATE_____10/27/2000____________         /S/William M. Tetrick
                                           William M. Tetrick
                                           Chairman of the Board


DATE_____10/27/2000____________         /S/David S. Longworth
                                           David S. Longworth
                                           President and Clerk