Form 10KSB
period 2000-12-31
SYNERGISTICS INC
filed 2001-08-22
CIK 95986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2000
Commission File No.: 0-6421


                                SYNERGISTICS, INC.
                     Massachusetts (State of Incorporation)
                      04-2283157 (IRS Employer I.D. Number)

9 Tech Circle, Natick, MA (Address of Principal Executive
Office)
01760 (Zip
Code)

Issuer's telephone number
(508) 655-1340


Securities registered
under Section 12(b) of the Exchange Act:
None. (Title of Class)
None. (Name of
each exchange on which registered.)

Securities registered under Section 12(g) of the Exchange Act:
Common Stock $0.01 Par Value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.
$2,570,634

State the aggregate market
value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,014,308.70

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practical date.
Common Stock, $0.01 Par Value (Title of Class)
9,632,561 (Shares Outstanding at March 1, 2001)

Exhibit Index is located on pages 11
and 38 of this Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one):
Yes [ ]; No [ X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Synergistics, Inc. a Massachusetts corporation (the "Company") organized on May 13, 1960 is located at 9 Tech Circle, Natick, Massachusetts 01760, telephone (508) 655-1340. The Company's principal activity consists of manufacturing and marketing access control systems which it sells to banks, corporate accounts and other commercial customers. The Company's principal activity has not changed substantially in the past three years.

Over the past three years, the Company has been engaged in marketing and selling its access control systems to businesses and banks, mainly in the U.S. Large and medium sized PC based access control systems manufactured by the Company include Building Watch for Windows and WaPac for Windows. These systems are designed to fill the needs of, and are marketed to medium to large sized commercial accounts, hospitals, banks, colleges and universities. The Company also markets its smaller access control products to banks where they are used mainly to control customer access to ATM vestibules. In 1994 and 1995, the majority of banks in Greater New York City installed the Company's ATM Access system to provide secured access to their ATM vestibules. In 1998 Citicorp, who used their own customized ATM access control security system, switched to a customized version of the Synergistics ATM Access product to convert their branches over to Synergistics.
Currently Citibank has over 225 Synergistics systems installed. Synergistics is now in the process of upgrading the Citibank ATM Access systems installed in 1998 to tie in to the Citibank ATM network. Other banking products, such as the MSLR1 and ATM-3 are sold in the U.S. and abroad, and are still a good part of the Company's business.

(b) Business of Issuer

(1) Principal Products and Markets

Bank ATM Access Control: The Company has been marketing bank ATM access control products since 1977. These products consisted of MSLR1, ATM III and ATM Access. In 1998, the Company added a customized networked product expressly customized for Citibank sites in Greater New York City. In 2000, it began talks with Citicorp to enhance that product by adding network communications to it's controllers. Bank ATM access control revenue represented approximately 13% of all Company revenue in 2000, 13% in 1999 and 32% in 1998. The Company estimates having sold ATM access control products to over 40,000 bank installations in the United States and abroad. Individual ATM access control products are discussed herein.

MSLR1 - ATM Vestibule Access Control: The MSLR1 product line continues to be a substantial revenue producer for the Company. It is a minimal security access control system utilizing a single reader and controller to control access to a single door in an automatic teller machine (ATM) lobby installation. Over the years, the Company has sold to over 40,000 bank installations worldwide.

ATM-III - ATM
Vestibule Access Control: This product controls access to ATM vestibule installations similar to the MSLR1 product. It offers high security to the installations.

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

Citicorp ATM Access - ATM Vestibule Access Control: This product, developed in 1998 uses the ATM Access product as a base controller for a customized, networked access control system for all Citibank ATM installations in New York City. The product is currently being modified to communicate over a TCP/IP network. When released, in 2001, this new design will be installed in New York City as an upgrade to the existing product.

PO-VAC - Post Office Lobby Access Control: This product is currently being sold to the U.S. Post Offices of Connecticut to provide security to Post Office lobbies which are to be open to the public 24 hours per day. No appreciable numbers of the product have been sold in 2000. Post Office lobbies are currently being renovated by the Postal Service to make provisions for PO-VAC installation.

WA-PAC NT - A Windows NT based distributed processing building management system: WA-PAC is an access control system which supports a network of buildings or sites from a Personal Computer, over dial-up or direct, voice grade, telephone lines, fiber optics or TCP/IP network. WA-PAC operates as a distributed intelligent network of card access readers and controllers that provide access control and building security to buildings or groups of buildings. Each building supports 64 card access readers and over 4,000 alarm and output points. WaPac NT controllers will support databases of over 80,000 users when expanded.

WaPac NT is marketed to Colleges, Universities and medium to large commercial buildings.

The Company introduced WA-PAC in 1988 as a DOS based, distributed processing access control system which controls multiple buildingsites through the use of a single host computer. In 1998, the Company released WaPAC NT, a Windows
NT version of the original DOS based WA-PAC product. WaPac NT is a networked product which will support WA-PAC Tracker, video image badging, floor plan mapping and many other features which were not possible with the DOS based WA-PAC system. The main market for this product is colleges and universities, medium to large corporate buildings and networks of commercial buildings and warehouses. WA-PAC has been the Companies premier computer system over the past years. WA-PAC supports a great number of features and its reliable operation and reasonable pricing are the main reasons for its success in controlling access and securing perimeters in these buildings. WA-PAC supports direct or dial-up telephone lines and TCP/IP network for communications and will support any number of building sites. Product shipments first began in 1988. WA-PAC revenue approximated 21% in 2000, 17% in 1999 and 10% of total company revenue in 1998.

WA-PAC TRACKER - An asset tracking enhancement to WA-PAC for Windows NT.
This
system protects against asset theft from buildings secured with WA-PAC access control security. Assets are defined as any object or person that can be tagged for identification with Tracker's long range proximity security tags. Assets may be laptop computers or other equipment, babies, or even elderly persons. Tagged assets are identified by the system and associated with tagged personnel and recorded as they pass through monitoring points. Tracker is also sold as a stand-alone system without WA-PAC NT.

BUILDING WATCH for Windows - A Windows based, distributed processing, access control system: Building Watch is an access control product operating on Windows 3.1, 95, 98, NT and 2000. It is designed for securing commercial or industrial facilities at low cost. This system shares a personal computer with other programs, thereby making it a cost effective security system that is easy to implement and expand. Building Watch offers direct local access control and remote access management over dial-up phone lines. It also supports input point monitoring and reporting capabilities. Building Watch supports all popular card technologies.

The Company developed and announced Building Watch for Windows in 1997. Building Watch for Windows is an economical access control product which controls access to 32 doors in many buildings from a single computer which may be shared with other computer programs. Building Watch for Windows revenues approximated 16% of all Company revenue in 2000, 18% in 1999 and 12% in 1998.

DOOR WATCH - 2 Door, Standalone, Full Featured Access Control System: This product is sold mainly to small, industrial and commercial users who require only one or two doors of access control, but wish to control doors with time zones and keep a printed record of system activity. Door Watch supports all popular card reader technologies. The Company announced Door Watch in December of 1992 and began shipping the product in December of that year. Door Watch revenues approximated 2% of total Company revenue in 2000, 1% in 1999 and 2% in 1998.

The Company designs and manufactures all of its products.

The Company's computer based products use personal computers and standard peripherals to provide access control and building management to secured sites. These products are acquired from a variety of third party sources. Components are procured from electronics distributors. Board assembly houses manufacture and assemble circuit boards used for the Company's products. Final assembly, test and shipping functions are performed by Company personnel at our Natick location. The Company solicits bids for components, subassemblies and outside assembly. The Company has not experienced difficulty obtaining components for its products.

The primary market for the ATM access control product line is banks with automatic teller machine (ATM) vestibules. The Company actively markets its access control and building management product lines to colleges and universities, and also believes that these product lines are applicable to a wide variety of commercial, government and institutional markets; i.e., military bases, hospitals, research and computer facilities, office buildings, and office or manufacturing complexes.

Foreign and Domestic Operations and Export Revenue: The Company operates from a headquarters facility located in Natick, Massachusetts and a sales office in Tampa Florida. In the United States and Canada, the Company sells it's products through independent Dealers and through Representative organizations in both domestic and foreign markets.

Export revenue approximated 10% of total revenue in 2000, 14% in 1999, and 17% in 1998. The Company sells to American brokers doing business abroad and directly to end users and foreign dealers. The currency used for all sales to foreign firms is the U.S. Dollar.

(2) Distribution Methods

The company sells its products through the efforts of district sales managers who market the product through independent security dealers and locksmiths world wide. The Company markets its products primarily through trade shows, advertising in selected industry journals and magazines, government supply contracts, selected direct mailings, the Internet and supporting dealer bids and proposals.

The Company continues to expand its base of distribution by increasing the number of dealers authorized to sell the Company's products. In 2000, the Company began signing on Representative firms who are interested in marketing all of the Company's products. This effort will expand our sales effort to cover the entire U.S. The Company sells directly to certain large banks and government agencies.


(3) Status of New Products

In 2000, 4 new products were being developed at our Engineering facility in
Natick: Citadel, a medium sized access control and building security product was developed to provide a significant 32 bit replacement for the 16 bit Building Watch for Windows product. Planned release of this product is June 2001. WaPac NT was enhanced to become more robust and to incorporate
SQL as its database manager. This product is planned to be released in the fall of 2001. Presidio takes the SQL version of WaPac to a new level by adding Visual Basic for Applications, a Microsoft product, to allow users to easily and inexpensively customize their own security system using
Visual Basic programming. This top of the line product is also intended for release in December 2001. Citicorp ATM expansion to a TCP/IP network began at the end of 2000 with a release scheduled for August, 2001. Installation of the network design by Citicorp may be delayed, however, due to engineering scheduling at Citicorp.

(4) Competition and Position Within the Industry

The Company has been in a single business segment for the past year: The manufacturing and marketing of access control and facility management systems. The Company is noted for its contribution to ATM security in the Banking industry and searches for new product markets in this area. All of the Company's revenue, operating profit or loss and identifiable assets are attributable to one industry segment.

Over 150 companies compete in the card based access control marketplace. The principle Company competitors include Hirsch, DSW, Cardkey Systems, Sensormatic, Westinghouse, CASI-RUSCO, and Northern Computers. The Company believes its sales volume is a small fraction of the combined sales of the Company's major competitors.

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

(5) Raw Materials and Principal Suppliers

The Company purchases components for its products from electronics distributors. The Company designed printed circuit boards are purchased from board manufacturers and outside assembly houses manufacture the completed printed circuit boards. Final assembly, test and shipping as well as any customization is performed by the Company. The Company is not dependent upon any one firm for components or assembly work and dual sourcing is a company policy. The Company solicits bids for its work and awards business based upon quality of workmanship, price and lead time. The Company has not experienced difficulty obtaining parts or outside assemblers for its products.

Manufacturing cycle time approximates 2 to 3 weeks following initial kitting of components. The Company feels that this is not unusual for a company that uses outside contractors for manufacturing and assembly.

The Company provides a one-year warranty after a product is shipped. Normal payment terms are 30 days.

The ending backlog was $42,282 in 2000, $38,589 in 1999 and $54,237 in 1998.
The current backlog as of June 15, 2001, was $232,578.

(6) Customers

The Company's business is not seasonal in any material respect. The Company has no dependence upon a single customer or a few customers.

(7) Patents and Trademarks

The Company holds no patents on any of its current products.

(8) Government Approvals, Regulations and Contracts

The Company's business is not governed significantly by federal or state regulations.

The Company does not actively pursue government contracts, but does have a GSA contract and sells to the government whenever it is advantageous. Government revenue approximated 1% of total revenue in 2000, 1% in 1999 and 2% in 1998.

None of the Company's sales under government contracts are subject to re-negotiations of profits or termination of contracts or subcontracts, to the best of the Company's knowledge.

(9) Research and Development

The Company expends monies on technical support, research and development of newproducts, and the enhancement of existing products. Such expenditures areconsistent with the Company's overall product development, maintenance and enhancement strategies.

The Company's product development expenses for the fiscal year 2000 totaled approximately 22% of the Company's revenues, and for the fiscal year 1999 totaled 16% of revenues. These expenditures have resulted in three (3) new products, discussed above. The Company's customers do not bear directly the expenses of product development.

(10) Compliance with Environmental Laws

The nature of the Company's manufacturing operation is such that no materials are discharged into the environment. Under the terms of the Company's lease for its operating facility, it is obligated for the normal maintenance and repair of building systems. No additional capital expenditures are anticipated by the Company.

(11) Employees

At
December 31, 2000, the Company had twenty six (26) employees, all of whom work full time.


ITEM 2. DESCRIPTION OF PROPERTIES

The Company currently leases approximately 7,160 square feet of office and manufacturing space in a one-story brick and masonry building located at 9 Tech Circle, Natick, Massachusetts. The five-year lease expires June 1, 2004.
The current monthly base rate is $4,773. Additionally the Company is required to pay utility charges and insurance costs as well as the Company's portion of taxes and common space charges.

The property occupied by the Company is in good condition and is adequate at present and for the foreseeable future for the purpose for which it is being used. In the opinion of management, the property is adequately insured.


ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings are pending to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the Fourth Quarter of 2000.

PART II

ITEM 5. MARKET FOR COMMON
EQUITY AND RELATED STOCKHOLDER
MATTERS

As of December 31, 2000, to the Company's knowledge, only a limited public market for its Common Stock existed. The Common Stock is not presently registered on any stock exchange. The Company is not aware of any over-the-counter trading in its stock in the past two years.

As of December 31, 2000, the number of holder's of the Company's Common Stock was 659.

The Company pays no dividends in its Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

2000 Compared to 1999

Revenues for2000 were $2,570,635 a decrease of $266,600 compared with 1999.

The significant decrease in sales, due to the national economic slow-down, coupled with increased Sales and Marketing expenses, is primarily responsible for the decrease in revenues.

Cost of Sales as a percentage of revenue increased to 72.8% from 65.17% and selling expenses for 2000 increased by $122,030 when compared to 1999. The increase in Cost of Sales was due to increased engineering wages and higher material content on products sold. The increase in Sales and Marketing expenses relate to the Company's development of new promotional materials and an aggressive advertising campaign. The Company hired a number of regional sales representatives, as well as a national sales representative, as part of its sales strategy.

At December 31, 2000, current assets exceeded current liabilities by $536,623 including cash in commercial checking and money market accounts of $64,881.

1999 Compared to 1998

Revenues for 1999 were $2,837,235, a decrease of $80,557 compared with 1998.

Cost of Sales as a percentage of revenue increased to 65.17% from 58.16% and selling expenses for 1999 increased by $11,231 when compared to 1998. The increase in Cost of Sales was due to increased engineering wages and higher material content on products sold. The increase in Sales and Marketing expenses relate to the Company's development of new promotional materials and an aggressive advertising campaign.

At December 31, 1999, current assets exceeded current liabilities by $612,837 including cash in commercial checking and money market accounts of $52,325.

LIQUIDITY AND CAPITAL RESOURCES

During 2000, the Company sold an additional 500,000 shares of common stock at $1.00 per share to certain holders of common stock. Proceeds of this sale were used to continue development of 3 new products, Citadel, WaPac SQL and Presidio, and to expand the Company's National Sales base to cover the greater portion of the U.S. with Sales Representative organizations. This sales strategy was intended to enhance our sales efforts, especially in the Western portion of the U.S., at minimal cost. In 2001, the Company plans to introduce the 3 new products to be used to update our current Windows based access control systems, (WaPac and Building Watch for Windows), to provide the platform for future growth in our access control and building management product lines. A 4th new product, a TCP/IP networked ATM access control system, is being designed for Citibank to be installed in their ATM installations in New York City and possibly elsewhere in the United States.

As the year 2000 progressed, a decrease in sales coupled with increased Sales, Marketing and salary expenses (due mainly to the hiring of regional sales managers and support for the sales rep. organizations), contributed significantly towards a loss in revenue in 2000. This negative sales trend with increased expenses continued into 2001. In the 2nd quarter of 2001 with the negative sales trend continuing, the Company took steps to improve its financial performance by reducing staff, freezing wages, cutting executive salaries, reducing advertising expenses, reducing trade show advertising expenses and placing tight control on all purchases including placing a moratorium on any capital expenditures. With the reduced expenses, the Company's plan is to regain profitability with minimum annual sales of $2,700,000 beginning in the 2nd half of 2001.

By mid 2001, declining monthly sales reversed and the Company had won numerous bids for the installation of access control and building management products in banks, colleges and universities. Contracts with Citicorp for networking their ATM access control have been booked and several colleges purchased access control for campus installations. These improvements in sales performance plus the expense cuts mentioned above which will begin to be seen in July should help produce a profitable outlook for the later part of the 2001.

The Company is currently in the process of raising operating capital by borrowing money against accounts receivables through a series of bridge loans. We feel that this type of help will allow us to keep current with operating expenses until the full advantage of several months of profitable operation are behind us, and we have caught up with the extended payables caused during the downward trend in sales which was evident during 2000 and the first and second quarters of 2001.


Should the improved sales trend that is currently being seen be temporary, and sales again begin to reverse for another lengthy time period, it could adversely effect the operation of the Company and more extreme measures will be required to control operating expenses.

During 1999, no capital investments were necessary.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements years ended December 31, 2000
and 1999                                                           Page #

Independent Auditors' Report, April 10, 2001                          1
Balance Sheets as of December 31, 2000 and December 31, 1999          2
Statements of Operations for years ended December 31, 2000 and 1999   3
Statements of Stockholders'Equity for years ended December 31, 2000
 and 1999                                                             4
Statements of Cash Flows for years ended December 31, 2000 and 1999   5
Notes to Financial Statements                                         6-11


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL STATEMENTS

No Form 8-KSB has been filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreement on any matter of accounting principle or financial statement disclosure.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

NAME                     AGE           POSITION      DIRECTOR SINCE

David S. Longworth        66        President and
                               Chief Operations Officer    1981

Robert Pogorelc           66      Vice President
                                 and Sales Manager         1997

William M. Tetrick        85    Chairman of the Board      1967


J. Thomas Gehman          54             None              1981

Lawrence A. Bishop        56             None              1984

James French              54     Treasurer and Clerk      ------



David S. Longworth, a Director, is President and Chief Operating Officer since August, 1994. Prior to that he has served as Executive Vice President and has provided various engineering, technical writing and consulting services to the company since 1973 until joining the Company on a full time basis in 1984. Mr. Longworth was manager of Compliance Engineering at Applicon, Inc. of Burlington, Massachusetts, a Computer Aided Design Systems manufacturer since January 1983. From 1973 to 1983, he was employed by Nixdorf Computer Corp. of Burlington, Massachusetts, a computer manufacturer, as an electrical engineer.

William M. Tetrick, a Director, retired as President in
August, 1994 but has been Chairman of the Board of Directors of the Company since December 1967.


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

There are no family relationships between and among the directors, executive officers and nominees for the position of director.

There are no significant employees, who are not executive officers, who are expected to make a significant contribution to the business.


Item 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


                               Annual Compensation    Long-term    All
Name and Principal Position  Year  Salary Bonus Other Compensation Other
                                          AwardsAnnual             Comp
                                                Comp
       (a)                    (b)    (c)    (d) (e)    (f)(g)(h)    (i)

David S. Longworth, President 2000 $117,980 $0  $0                 $1,966
and Chief Operations Officer  1999 $105,000 $0  $0                 $1,966
                              1998  $96,350 $0  $0                 $1,605

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

None.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-
END OPTION/SAR VALUES

None.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

None.

As of March 1, 2001, unexercised options for the purchase of an aggregate of 52,671 shares were held by all employees of the Company (including those held by Officers and Directors).

No incentive stock option granted by the Company has included any tandem rights, such as appreciation rights, nor has any incentive stock option granted by the Company been exercised during 2000.

The Company has established a 401K plan for all employees.
During the year ended December 31, 2000, the Company had contributed $0 to that plan.

The Company has no other plan or arrangement whereby any person will receive remuneration upon the termination of his status as an employee, officer or director of the Company. The Company had paid, as of March 1, 2001, no forms of contingent compensation.

The Company's directors receive no compensation.

The Company has no employment contracts with any of its executive officers.

The Company has no change of control agreement control agreements with any of its executive officers or employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of December 31, 2000 held of record or was known by the Company to own beneficially more that 5% of the outstanding Common Stock, by each director and by all directors and officers as a group.

NAME AND ADDRESS OF          AMOUNT AND NATURE OF      PERCENTAGE
OF
BENEFICIAL OWNER            BENEFICIAL OWNERSHIP (1)(9)    CLASS

William M. Tetrick
69 Gloucester Road
Westwood, MA 02090                  423,577 (2)(3)(4)       4.39%
(Chairman)

David S. Longworth
65 School Street Ext.
Natick, MA 01760                     38,302 (5)              0.39%
(President, COO,
Director)

Robert L. Pogorelc
P.O Box 622
West Barnstable, MA 02668              4,981 (6)              0.05%
(VP, Sales Manager, Director)

J. Thomas Gehman
141 Marked Tree Road
Needham, MA 02192                      2,000                    0%
(Director)

Lawrence Bishop
c/o
Gray, Seifert & Co. Inc.
380 Madison Avenue
New York, NY 10017                         0(7)                  0%
(Director)

Legg Mason, Inc.
c/o Gray Seifert & Co., Inc.
380
Madison Ave.
New York, NY 10017                    8,153,296 (8)           84.64%
(5% Beneficial Owner)

All Directors and Officers
as a Group (5 persons)                  465,285 (9)            4.83%

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

(5) Includes 34,727 shares of Common Stock acquirable on exercise of stock options.

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

There are no arrangements which may result in a change of control of the Company.


Item. 12 CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Other than the transactions described herein, there were no material transactions during 2000 or 1999 to which any of the following persons has a direct or indirect material interest:
(1) any director or officer of the Company, (2) any nominee for election as a director, (3) any person who, to the Company's knowledge, owns 5% or more of the Company's stock, or (4) any relative or spouse (or relative of such spouse) of the foregoing persons.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of Synergistics, Inc. are included in Part II Item 7:

Index to Financial Statements years ended December 31, 2000
and 1999
                                                               Page #

Independent Auditors' Report, April 10, 2001                       1
Balance Sheets as of December 31, 2000 and December 31, 1999       2
Statements of Operations for years ended December 31, 2000 and
1999                                                               3
Statements of Stockholders' Equity for years ended December
31, 2000 and 1999                                                  4
Statements of Cash Flows for years ended December 31, 2000
and 1999                                                           5
Notes to Financial Statements                                   6-11


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

10.6 Lease between Lessor, KAR Realty Corporation, and
Lessee, Synergistics, Inc., dated March 3, 1999 (expires June
1, 2004), with respect to property located at 9 Tech Circle, Natick, Massachusetts.

23 Consent of Accountant

Supplemental Information

The Company plans to furnish proxy materials and an Annual Report to Stockholders to its stockholders subsequent to the date ofthis Form 10-KSB, at which time copies shall be furnished to the Commission.

SYNERGISTICS, INC.

By /S/DAVID S. LONGWORTH
David S. Longworth

President and Chief Operations Officer

Date _April 10, 2001_

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Synergistics, Inc. has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By/S/DAVID S. LONGWORTH

David S. Longworth
President and Chief Operations Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By/S/DAVID S. LONGWORTH
David S. Longworth
President, COO and
Director
Date _April 10, 2001__

By/S/WILLIAM M. TETRICK
William M.
Tetrick
Director
Date _April 10, 2001_

By/S/LAWRENCE BISHOP
Lawrence
Bishop
Director
Date _April 10, 2001_

By/S/J. THOMAS GEHMAN
J. Thomas Gehman
Director
Date _April 10, 2001__

By/S/ROBERT L. POGORELC

Robert L. Pogorelc
Director
Date _April 10, 2001_



                             SYNERGISTICS, INC.

                           NATICK, MASSACHUSETTS

               FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2000 AND 1999


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Synergistics, Inc.
Natick,
Massachusetts

We have audited the accompanying balance sheets of Synergistics, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergistics, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.






/S/Livingston & Haynes. P.C.

Wellesley, Massachusetts
April 10, 2001

                                 SYNERGISTICS, INC.
                                   BALANCE SHEETS
                              DECEMBER 31, 2000 AND 1999



                                      ASSETS

                                                   2000           1999
CURRENT ASSETS
Cash and equivalents                             $ 64,881      $ 52,325
Trade accounts receivable, net of
reserves of $20,000 in 2000 and 1999              448,843       480,015
Inventories                                       466,916       377,344
Prepaid expenses                                   11,013        12,468
Due from shareholder                                2,115          -
                                                  -------       -------
TOTAL CURRENT ASSETS                              993,768       922,152

EQUIPMENT                                         118,118       166,964
Less depreciation and amortization                 84,435       123,891
                                                  -------       -------
                                                   33,683        43,073

DEFERRED TAXES                                    759,674       759,674

                                                  -------       -------
                                               $1,787,125    $1,724,899
                                               ==========    ==========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable                          $ 317,010     $ 218,080
Accrued expenses and other
current liabilities                               140,135        91,235
                                                  -------       -------
TOTAL CURRENT LIABILITIES                         457,145       309,315

COMMITMENTS AND CONTINGENT LIABILITIES               -             -

STOCKHOLDERS' EQUITY
Common Stock (authorized 12,000,000 shares;
issued 9,632,561 shares in 2000 and 1999,
including 16,445 shares held in Treasury)          96,326        96,326
Additional paid-in capital                      6,873,887     6,873,887
Stock subscriptions received                      500,000          -
Retained earnings (deficit)                    (6,133,098)   (5,547,494)
                                                ---------     ---------
                                                1,337,115     1,422,719
Cost of Common Stock held in Treasury              (7,135)       (7,135)
                                                ---------     ---------
                                                1,329,980     1,415,584

                                               $1,787,125    $1,724,899
                                               ==========    ==========



                               See accompanying
                        notes to the financial statements.

                              SYNERGISTICS, INC.
                            STATEMENTS OF OPERATIONS
                      YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                   2000         1999
Revenues:
Sales - net                                     $2,570,634 $2,837,235
Interest income                                        669      1,076
                                                 ---------  ---------
                                                 2,571,303  2,838,311

Costs and expenses:
Costs of sales                                   1,870,976  1,848,916
General and administrative expenses                500,536    432,961
Selling expenses                                   751,565    629,535
Bad debt expense                                    31,526     11,286
Interest expense                                     2,304      2,284
                                                 ---------  ---------
                                                 3,156,907  2,924,982

            LOSS BEFORE INCOME TAXES              (585,604)   (86,671)

Income taxes - deferred                               -          -
                                                   -------   --------
NET LOSS                                        $ (585,604) $ (86,671)
                                                ==========  ==========



LOSS PER COMMON SHARE                            $  (.061)   $ (.009)
                                                   =======    =======

                  See accompanying notes to the financial statements.

                                  SYNERGISTICS, INC.
                          STATEMENTS OF STOCKHOLDERS' EQUITY
                        YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                 COMMON STOCK  ADDITIONAL  RETAINED    STOCK      TREASURY    TOTAL
                                               SHARES    AMOUNT  PAID-IN   EARNINGS SUBSCRIPTION   STOCK
                                                                 CAPITAL   (DEFICIT)   RECEIVED SHARES  AMOUNT

Balances at January 1, 1999                   9,632,561 $96,326 $6,873,887 $(5,460,823) $  -    16,445 $7,135 $1,502,255

Net loss                                          -         -        -         (86,671)    -      -      -       (86,671)

Balances at December 31, 1999                 9,632,561  96,326  6,873,887  (5,547,494)    -    16,445  7,135  1,415,584

Proceeds from common stock subscription           -        -         -            -     500,000   -      -       500,000

Net loss                                          -        -         -        (585,604)    -      -      -      (585,604)

BALANCES AT DECEMBER 31, 2000                 9,632,561 $96,326 $6,873,887 $(6,133,098)$500,000 16,445 $7,135 $1,329,980
                                              ========= ======= ========== ===========  ======= ======  ===== ==========


                                   SYNERGISTICS, INC.
                                STATEMENTS OF CASH FLOWS
                          YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                      2000           1999

Cash flows from operating activities:
Net loss                                           $(585,604)     $ (86,671)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization                         18,399         20,724
(Increase) decrease in
assets:
Trade accounts receivable                             31,172        139,332
Inventories                                          (89,572)       (43,962)
Prepaid expenses and other current asset               1,455          1,947
Increase (decrease) liabilities:
Trade accounts payable                                98,930        (21,390)
Accrued expenses and other current liabilities        48,900          7,176
Amounts due stockholder                                 -           (34,470)
                                                     -------        -------
TOTAL ADJUSTMENTS                                    109,284         69,357
                                                     -------        -------
NET CASH USED BY OPERATING ACTIVITIES               (476,320)       (17,314)

Cash flows from investing activities:
Capital expenditures                                  (9,009)       (14,737)
Advance to shareholder                                (2,115)          -
                                                     -------        -------
NET CASH USED BY INVESTING ACTIVITIES                (11,124)       (14,737)

Cash flows from financing activities:
Proceeds of stock subscription                       500,000           -
                                                     -------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES            500,000           -
                                                     -------       --------
NET CHANGE IN CASH                                    12,556        (32,051)

Cash and equivalents at beginning of year             52,325         84,376

CASH AND EQUIVALENTS AT END OF YEAR                  $64,881        $52,325
                                                    =========     =========
Cash paid for:
Interest                                             $ 2,304        $ 2,284
Income taxes                                         $  -           $  -


                  See accompanying notes to the financial statements.

                                  SYNERGISTICS, INC.

                             NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000 AND 1999




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

                             DECEMBER 31, 2000 AND 1999





NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company expenses advertising costs as incurred.

Sales Commissions


The Company pays sales commissions to various agents only upon the collection of the accounts receivable generated by the sales. The Company accounts for these sales commissions at the time products are shipped to customers.

Income Taxes

The Company accounts for income taxes using Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax basis of assets. Tax benefits arising from the utilization of carryforward net operating losses, investment and research and development tax credits are valued based upon the expected future benefit to be recognized. (Refer to Note G)

Income Per Share of Common Stock

The weighted average number of shares of Common Stock outstanding used in computing income per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security. (Refer to Note D)

Stock Options

The Company accounts for its incentive stock option plans in accordance with APB No. 25 and does not recognize an expense when options are issued with an exercise price in excess of market. Currently there is no public market for this stock and estimates of future value as required by FASB 123 cannot reasonably be determined.


NOTE B - INVENTORIES

Inventories consist of the following at December 31, 2000 and 1999:

                                2000        1999
Finished goods and
work-in-process
at aggregate market           $396,879    $327,184

Raw materials                   70,037      50,160
                               -------     -------
                              $466,916    $377,344
                              ========    ========

                      SYNERGISTICS, INC.

            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                  DECEMBER 31, 2000 AND 1999





NOTE C - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following at December 31, 2000 and 1999:


                               2000        1999

Accrued compensation
        and benefits        $ 68,364      $34,186
Accrued commissions           30,887       29,540
Accrued professional fees     22,000       20,000
Other                            256        2,767
Customer deposits             18,628        4,742
                             -------       ------
                            $140,135      $91,235
                            ========      =======

NOTE D - STOCKHOLDERS' EQUITY

Common Stock

At December 31, 2000, the Company is authorized to issue 12,000,000 shares of $.01 par value Common
Stock. At December 31, 2000, 9,632,561 shares of such stock had been issued, including 16,445 shares held in the form of Treasury Stock and 850,000 shares were reserved for issuance in connection with the stock option plans discussed below.

Stock Option Plans

The Company has two qualified incentive stock option plans
(the "1983 Plan" and the "1988 Plan"), which have been approved by the Company's stockholders. The 1983 Plan provides that options can be granted for the purchase of 275,000 shares of Common Stock through June 1993, with the options expiring ten years from the date they are granted, except for options issued to holders of more than ten percent of the Company's Common Stock, which expire five years from the date they are granted. The 1988 Plan provides that options can be granted for the purchase of 350,000 shares of Common Stock through 1999 under terms similar to the 1983 Plan.

All plans provide that options can be exercised for a value (per share), as stated by the Company's Board of Directors, as of the date the option was granted, except for options granted to holders of more than ten percent of the Company's Common Stock which are exercisable at 110 percent of such stated value.

                     SYNERGISTICS, INC.

                  DECEMBER 31, 2000 AND 1999



NOTE D - STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans (Continued)

Transactions regarding the options during the years ended December 31, 2000 and 1999 are shown as follows;

                              1983 Plan 1988 Plan

Outstanding at January 1, 1999   13,339  112,039
Grants expired during 1999      (12,666) (10,417)
Grants forfeited during 1999         -      -
                                  -----  -------
Outstanding at December 31, 1999    673  101,622

Grants expired during 2000         (673) (21,299)
Grants forfeited during 2000          -   (9,475)
                                    ---- -------
Outstanding at December 31, 2000      -   70,848
                                    ==== =======

All outstanding options are exercisable at $2.50 per share.

Income
Per Share of Common Stock

Income per share of Common Stock is computed based on the weighted average number of shares of Common Stock outstanding (9,632,561 shares for the years ended December 31, 2000 and 1999).


NOTE E - CONCENTRATION OF RISK

From time to time, the Company maintains deposits with major financial institutions in excess of insurable limits.


NOTE F - RENT AND OPERATING LEASE COMMITMENT

The Company's rent expense during the years ended
December 31, 2000 and 1999 approximated $71,400 and
$66,000, respectively, principally under the terms of a lease for its operating facility.

                        SYNERGISTICS, INC.

                     DECEMBER 31, 2000 AND 1999


NOTE F - RENT AND OPERATING LEASE COMMITMENT (Continued)

During March 1999, the Company extended the lease agreement for its current occupation of the premises for a period of five years. The lease provides that the Company is responsible for fifty percent of the real estate taxes and operating costs of the premises. Future rental payments required under the lease, exclusive of real estate taxes and operating costs, are as follows:

Year Ending December 31,

              2001 $59,070
              2002  62,652
              2003  66,228
              2004  34,008

NOTE G - INCOME TAXES

At December 31, 2000, operating loss carryforwards aggregating approximately $5,475,000 are available to reduce future federal taxable income, if any.
If not utilized, these carryforwards will expire at various dates between 2000 and 2009. The carryforwards are subject to examination by the Internal Revenue Service.

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes.

As of December 31, 2000 and 1999, the Company's deferred tax asset consists of:

                                      2000           1999


Net operating loss carryforwards $ 1,861,618      $2,002,580
Other                                 66,000          66,000
Valuation allowance               (1,167,944)     (1,308,906)
                                  ----------       ---------
                                   $ 759,674       $ 759,674
                                   =========       =========

                       SYNERGISTICS, INC.

                    DECEMBER 31,2000 AND 1999


NOTE H - BUSINESS SEGMENT INFORMATION

The Company's business, which consists principally of a single segment, is the designing, manufacturing and selling of single and multifunctional electronic systems which control access to secure areas. The Company sells to domestic and foreign customers from its domestic location.

Sales by Major Customer
Category                   2000         1999

Government sales      $   19,797   $   17,514
Other domestic sales   2,295,558    2,409,342
Export sales             255,279      410,379
                       ---------    ---------
                      $2,570,634   $2,837,235
                      ==========   ==========

Export sales are made directly and through United
States brokers to users in Canada, South and Central America to include Mexico, the Middle East including Turkey, and the South Pacific and Far East. No single foreign or domestic area accounts for more than ten percent of total sales in 2000.


NOTE I - CONTINGENT SALE OF ASSETS

The Company has negotiated a settlement of the contingent sale of assets related to its imaging product, calling for payments of $50,000 in 1998, which have been received; $14,000 per year in 1999 and 2000, which have been received;
and $14,000 per year in 2001. Income is being recognized as received.


NOTE J - ADVERTISING COSTS

Advertising expense was $94,408 and $90,447, respectively, for the years ended December 31, 2000 and 1999.


NOTE K - DEFERRED COMPENSATION
PLAN

The Company has a deferred compensation plan under Section 401(k) covering substantially all employees. The Company provided no match during 2000 and 1999.