Form 10QSB
period 2001-03-31
SYNERGISTICS INC
filed 2001-08-22
CIK 95986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                Form 10-QSB

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
or
[    ]	Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

For the quarterly period ended:	March 31, 2001
Commission File No.:	0-6421

                       SYNERGISTICS, INC.

    Massachusetts                      04-2283157
(State of Incorporation)         (IRS Employer I.D. Number)

  9 Tech Circle, Natick, MA               01760
(Address of Principal Executive Office) (Zip Code)

Registrant's telephone number	(508) 655-1340

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [  ] Yes   [ X ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock    $0.01 Par Value
 9,632,561 shares outstanding as of April 30, 2001

Transitional Small Business Disclosure Format (check one);  [
X ] Yes   [   ] No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   SYNERGISTICS, INC.BALANCE SHEET

                              ASSETS

                                          (UNAUDITED)
                                          Mar 31, 2001     Dec 31, 2000
CURRENT ASSETS
Cash                                       $   54,082       $    64,881
Accounts receivable                           348,484           470,958
Allowance for doubtful accounts               (22,565)          (20,000)
Inventories                                   447,763           466,916
Prepaid expenses                               19,278            11,013
                                           ----------        ----------
TOTAL CURRENT ASSETS                          847,042           993,768

EQUIPMENT, less allowances of
 $146,788 and $123,891 for
 depreciation                                  29,183            33,683

DEFERRED TAXES                                759,674           759,674
                                           ----------        ----------
TOTAL ASSETS                               $1,635,899        $1,787,125
                                           ==========        ==========


              LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable                    $   207,548        $  317,010
Accrued expenses and other
 current liabilities                          121,998           140,135
Amount due stockholder                        150,000                 0
                                           ----------        ----------
TOTAL CURRENT LIABILITIES                     479,546           457,145

STOCKHOLDERS' EQUITY
Common stock (9,632,561 shares issued
 including shares held in Treasury)            96,326            96,326
Common stock subscribed                       500,000           500,000
Additional paid-in capital                  6,873,887         6,873,887
Retained earnings (deficit)                (6,306,725)       (6,133,098)
                                           ----------        ----------
                                            1,163,488         1,337,115
Cost of Common Stock held in Treasury          (7,135)           (7,135)
                                           ----------        ----------
                                            1,156,353         1,329,980

TOTAL LIABILITIES, PREFERRED STOCK
 AND SHAREHOLDERS EQUITY                   $1,635,899        $1,787,125
                                           ==========        ==========





                            SYNERGISTICS, INC.
                         STATEMENT OF OPERATIONS
                       Three Months Ended March 31


                                                    (Unaudited)
                                              2001               2000

Sales, net                                 $ 503,009          $ 610,976
Interest income                                  226                147
                                           ----------         ---------
                                             503,235            611,123

Costs and expenses:
Cost of sales                                421,586            458,786
Selling, general and
 administrative expenses                     254,761            305,203
Interest expense                                 515                273
                                           ----------         ---------
                                             676,862            764,262
                                           ----------         ---------
Net gain (loss)                            $(173,627)         $(153,139)

Gain (loss) per share of Common Stock
Basic                                         ($0.02)            ($0.02)
Assuming full dilution                        ($0.02)            ($0.02)




                            SYNERGISTICS, INC.
                STATEMENT OF CHANGES IN FINANCIAL POSITION
                      Three Months Ended March 31


                                                      (Unaudited)
                                                2001               2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            $(173,627)         $(153,139)

Adjustments to reconcile net loss to
 net cash (used) provided
 by operating activities:
Depreciation                                     4,500              4,485
(Increase) decrease in accounts receivable     125,039             (4,507)
(Increase) decrease in inventories              19,154            (11,839)
(Increase) decrease in prepaid expenses
  and other assets                              (8,265)           (10,004)
Increase (decrease) in accounts payable       (109,463)            83,323
Increase (decrease) in accrued expenses
 and other current liabilities                 (18,136)           (44,941)
Increase (decrease) in amounts due
 shareholders                                  150,000            150,000
                                            ----------          ---------
TOTAL ADJUSTMENTS                              162,829            166,517
                                            ----------          ---------
NET CASH USED BY OPERATING ACTIVITIES          (10,798)            13,378

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                 0              2,249
                                            ----------          ---------
NET CASH (USED) BY INVESTING ACTIVITIES              0              2,249
                                            ----------          ---------
NET CHANGE IN CASH                             (10,798)            11,129

CASH AT BEGINNING OF YEAR                       64,880             52,325

CASH AT END OF PERIOD                       $   54,082          $  63,454
                                            ==========          =========

                              SYNERGISTICS, INC.
                             SELECTED INFORMATION


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-KSB. The results of operations for the period ended March
31, 2001 are not necessarily indicative of the operating results for the full year.

Basis of Presentation.

It is the opinion of management that all significant adjustments which are routine recurring adjustments which are necessary to present fairly such interim financial statements are reflected in the accompanying March 31, 2001 financial statements.

Accounting Policy for Revenues and Costs of Sales.

Revenues are recognized at the time of product shipment. Cost of sales is computed using the "gross profit" method based upon historical results of operations. Other cost, included in costs of sales, are based upon such costs as actually incurred.

Inventories

Inventories are comprised of the following:

                                  March 31, 2001     December 31, 2000

Raw Materials                       $  51,493            $  60,232
Finished Goods & WIP                  396,270              406,684
                                    ---------             --------
  Total Inventories                 $ 447,763            $ 466,916

*Allocation Based Upon Estimate


(Loss) per Common Share

The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security.The following schedule sets forth the number of shares used in computing earnings per share:

                                      Three Months Ended March 31,
                                       2001                  2000

Assuming no dilution
Common Stock Outstanding
 April 30, 2001                      9,632,561             9,632,561
Shares held in Treasury                 16,445                16,445
Total Shares Authorized             12,000,000            12,000,000


Item 2.  Management's Discussion and Analysis or Plan of Operation.

For the three months ended March 31, 2001, the Company recorded sales of $503,009 compared to $610,976 for the three months ended March 31, 2000.

In the 1st Quarter of the year 2001 decreases in sales
continued.   This sales trend contributed significantly
towards a loss in revenue in Q1 of 2001. The Company believes that this decrease in sales was due to downward trends in the National economy and not due to any changes in the Company's products or it's marketing of same. Should the trend continue into Q2, corrective action would be warranted to bring expenses more in line with sales.

At March 31, 2001 the Company had a backlog of $36,102 compared to $43,938 at March 31, 2000.

Cost of sales as a percentage of sales increased to 84% from 75% for the three months ended March 31, 2001 and 2000, respectively. This is mainly due to New Product Development expense, lower sales then expected and lower margins on some products sold, mostly in the overseas market.

For the period of three months ended March 31, 2001, selling and general and administrative expenses decreased by $49,301 over the period of three months ended March 31, 2000. This was mainly due to a decrease in the sales force during the 4th quarter of 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No material legal proceedings are pending to which the Company is a party or to which any of its property is subject.

Item 2.  Changes in Securities and Use of Proceeds

There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first three months of calendar year 2001.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders during the First Quarter of 2001.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date April 15, 2001     By:/s/WILLIAM M. TETRICK
 William M. Tetrick	Chairman of the Board

Date April 15, 2001     By:/s/DAVID S. LONGWORTH
 David S. Longworth	President and Clerk