Form 10QSB
period 2001-06-30
SYNERGISTICS INC
filed 2001-09-05
CIK 95986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC
20549

Form 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
Or
[    ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from ____________ to ____________

For the quarterly period ended: June 30, 2001
Commission File No.:            0-6421

SYNERGISTICS, INC.
Massachusetts                   04-2283157
(State of Incorporation)        (IRS Employer I.D. Number)

9 Tech Circle, Natick, MA       01760
(Address of Principal Executive (Zip Code)
Office)

Registrant's telephone number   (508) 655-1340

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [ X ] Yes   [   ] No

Indicate the number of shares     Common Stock $0.01 Par Value
outstanding of each of the        9,632,561 shares outstanding
registrant's classes of common    as of July 31, 2001
stock, as of the latest
practicable date.

Transitional Small Business Disclosure Format (check one);
 [ X] Yes   [   ] No


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                      SYNERGISTICS, INC.
                        BALANCE SHEET

                           ASSETS



                             (UNAUDITED)
                             June 30, 2001     Dec 31, 2000
CURRENT ASSETS
Cash                        $ 33,820            64,881
Accounts receivable          420,837           470,958
Allowance for doubtful       (26,000)          (20,000)
accounts
Inventories                  411,334           466,916
Prepaid expenses              20,592            11,013
                            --------          --------
TOTAL CURRENT ASSETS         860,583           993,768

EQUIPMENT, less allowances    26,888            33,683
of $93,435 and $84,435 for
depreciation

DEFERRED TAXES               759,674           759,674
                            --------          --------
TOTAL ASSETS               1,647,145         1,787,125

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable      $328,610          $317,010
Accrued expenses and other    76,045           140,135
current liabilities
                            --------          --------
TOTAL CURRENT LIABILITIES    404,655           457,145

STOCKHOLDERS' EQUITY
Common stock (9,632,561       96,326            96,326
shares issued including
shares held in Treasury)
Common stock subscribed      700,000           500,000
Additional paid-in capital 6,873,887         6,873,887
Retained earnings
 (deficit)                (6,420,588)       (6,133,098)
Cost of Common Stock
 held in Treasury             (7,135)           (7,135)
                            --------          --------
TOTAL CAPITAL              1,242,490         1,329,980
                            --------          --------
TOTAL LIABILITIES AND      1,647,145         1,787,125
SHAREHOLDERS' EQUITY



                               SYNERGISTICS, INC.
                             STATEMENT OF OPERATIONS

                             Six Months Ended June 30,

                              2001 (Unaudited)  2000


Sales, net                $1,110,736        $1,322,841
Interest income                  352               365
                            --------          --------
TOTAL REVENUE              1,111,088         1,323,206

Costs and expenses:
Cost of sales                857,277           949,724
Selling, general and         540,035           617,199
administrative expenses
Interest expense               1,265             1,028
                            --------          --------
TOTAL EXPENSES             1,398,577         1,567,951
                            --------          --------
NET INCOME (LOSS)          $(287,489)        $(244,745)

Gain (loss) per share of
Common Stock
Assuming no dilution         ($0.03)           ($0.02)
Assuming full dilution       ($0.03)           ($0.02)




                                SYNERGISTICS, INC.
                  STATEMENT OF CHANGES IN FINANCIAL POSITION

                             Six Months Ended June 30

                               2001 (Unaudited)  2000

CASH FLOWS FROM OPERATING
ACTIVITIES
Net income (loss)            $(287,489)         $(244,745)
Adjustments to reconcile net
loss to net cash (used)
provided by operating
activities:
Depreciation                     9,000             8,970
(Increase) decrease in          56,121            (38,092)
accounts receivable
(Increase) decrease in          55,582            (19,267)
inventories
(Increase) decrease in          (9,580)           (11,024)
prepaid expenses and other
assets
Increase (decrease) in          11,599            118,762
accounts payable
Increase (decrease) in         (64,089)          (30,402)
accrued expenses and other
current liabilities
Increase (decrease) in         200,000           200,000
amounts due shareholders
                              --------          --------
TOTAL ADJUSTMENTS              258,633           228,947
                              --------          --------
NET CASH USED BY OPERATING     (28,856)          (15,798)
ACTIVITIES

CASH FLOWS FROM INVESTING
ACTIVITIES
Capital expenditures            (2,204)           (9,008)
                              --------          --------
NET CASH (USED) BY INVESTING    (2,204)           (9,008)
ACTIVITIES
                              --------          --------
NET CHANGE IN CASH             (31,060)          (24,806)
CASH AT BEGINNING OF YEAR       64,880            52,325
                              --------          --------
CASH AT END OF PERIOD          $33,820           $27,519


                             SYNERGISTICS, INC.
                            SELECTED INFORMATION


 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-KSB. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year. Basis of Presentation. It is the opinion of management that all significant adjustments which are routine recurring adjustments which are necessary to present fairly such interim financial statements are reflected in the accompanying June 30, 2001 financial statements. Accounting Policy for Revenues and Costs of Sales. Revenues are recognized at the time of product shipment. Cost of sales is computed using the "gross profit" method based upon historical results of operations. Other cost, included in costs of sales, are based upon such costs as actually incurred.

Inventories are comprised of
the following:
                            (Unaudited)
                             June 30,         December 31,
                              2001               2000

Raw Materials               $ 54,296          $ 60,232
Finished Goods & WIP         357,038           406,684
                            --------          --------
Total Inventories           $411,334          $466,916

*Allocation Based Upon Estimate

(Loss) per Common Share
The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security. The following schedule sets forth the number of shares used in computing earnings per share:

                            Six Months Ended June 30,
                             2001              2000

Assuming no dilution
Common Stock Outstanding     9,632,561         9,632,561
April 30, 2001
Shares held in Treasury         16,445            16,445
Total Shares Authorized     12,000,000        12,000,000


Item 2.  Management's Discussion and Analysis or Plan of
Operation.

For the six months ended June 30, 2001, the Company recorded sales of $1,110,736 compared to $1,322,841 for the six months ended June 30, 2000.

In the 2nd Quarter of the year 2001 decreases in sales
continued.   This sales trend contributed  significantly
towards a loss in revenue in Q2 of 2001. The Company believes that this decrease in sales was due to downward trends in the National economy and not due to any changes in the Company's products or it's marketing of same. Because this trend has continued for the first 2 quarters of 2001, corrective action will be taken in Q3 to bring expenses more in line with sales.

At June 30, 2001 the Company had a backlog of $184,798 compared to $32,262 at June 30, 2000.

Cost of sales as a percentage of sales increased to 77% from 72% for the three months ended June 30, 2001 and 2000, respectively. This is mainly due to New Product Development expense, lower sales then expected and lower margins on some products sold, mostly in the overseas market.

For the period of six months ended June 30, 2001, selling and general and administrative expenses decreased by $77,164 over the period of six months ended June 30, 2000. This was mainly due to a decrease in the sales force during the 4th quarter of 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No material legal proceedings are pending to which the Company is a party or to which any of its property is subject.

Item 2.  Changes in Securities and Use of Proceeds

There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first six months of calendar year 2001.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders during the Second Quarter of 2001.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date August 24, 2001             By:/S/WILLIAM M. TETRICK
                                 ____________________________
                                 William M. Tetrick  Chairman of
                                 the Board

Date August 24,2001__            By:/S/DAVID S. LONGWORTH
                                 ____________________________
                                 David S. Longworth  President
                                 and Clerk