Form 10QSB
period 2001-09-30
SYNERGISTICS INC
filed 2001-11-13
CIK 95986

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

For the quarterly period ended:                                  9/30/2001
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock $0.01 Par Value
 9,632,561 shares outstanding as of October 31, 2001

Transitional Small Business Disclosure Format (check one);  [ X ] Yes   [   ] No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 SYNERGISTICS, INC.
                                   BALANCE SHEET

                                      ASSETS

                                                         (UNAUDITED)

                                                          30-Sep-01  31-Dec-00
CURRENT ASSETS
Cash                                                     $   30,384  $  64,881
Accounts receivable                                         604,304    470,958
Allowance for doubtful accounts                             -15,683    -20,000
Inventories                                                 419,541    466,916
Prepaid expenses                                             31,194     11,013
                                                          ---------  ---------
TOTAL CURRENT ASSETS                                      1,069,740    993,768

EQUIPMENT, less allowances of $97,935 and
 $84,435 for depreciation                                    22,388     33,683

DEFERRED TAXES                                              759,674    759,674
                                                          ---------  ---------
TOTAL ASSETS                                             $1,851,802 $1,787,125
                                                          =========  =========


                 LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable                                   $  343,122 $  317,010
Accrued expenses and other current liabilities               78,425    140,135
Amount due stockholder                                      100,000          0
                                                          ---------  ---------
TOTAL CURRENT LIABILITIES                                   521,547    457,145

STOCKHOLDERS' EQUITY
Common stock (9,632,561 shares issued including
 shares held in Treasury                                     96,326     96,326
Common stock subscribed                                     700,000    500,000
Additional paid-in capital                                6,873,887  6,873,887
Retained earnings (deficit)                              -6,332,823 -6,133,098
                                                          ---------  ---------
                                                          1,337,390  1,337,115
Cost of Common Stock held in Treasury                        -7,135     -7,135
                                                          ---------  ---------
                                                          1,330,255  1,329,980

TOTAL LIABILITIES, PREFERRED STOCK
    AND SHAREHOLDERS' EQUITY                             $1,851,802 $1,787,125
                                                          =========  =========

                                 SYNERGISTICS, INC.
                              STATEMENT OF OPERATIONS
                                    (Unaudited)

                                                              Nine Months
                                                             Ended Sept. 30,
                                                            2001        2000

Sales, net                                               $1,914,574 $1,964,782
Interest income                                                 383        509
                                                          ---------  ---------
                                                          1,914,957  1,965,291

Costs and expenses:
Cost of sales                                             1,303,061  1,414,560
Selling, general and administrative expenses                809,230    930,918
Interest expense                                              2,390      1,637
                                                          ---------  ---------
                                                          2,114,681  2,347,115
                                                          ---------  ---------
Net gain (loss)                                            -199,724   -381,824

Gain (loss) per share of Common Stock
Assuming no dilution                                         ($0.02)    ($0.04)
Assuming full dilution                                       ($0.02)    ($0.04)


                                SYNERGISTICS, INC.
                               CASH FLOW STATEMENT
                                  (Unaudited)

                                                               Nine Months
                                                              Ended Sept. 30
                                                             2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         -$199,724  -$381,824

Adjustments to reconcile net loss to net cash
 (used) provided by operating activities:
Depreciation                                                 13,500     13,455
(Increase) decrease in accounts receivable                 -137,663    -51,190
(Increase) decrease in inventories                           47,375    -50,497
(Increase) decrease in prepaid expenses and other assets    -20,181     -5,564
Increase (decrease) in accounts payable                      26,112    108,081
Increase (decrease) in accrued expenses and
other current liabilies                                     -61,710    -16,179
Increase (decrease) in amounts due shareholders             100,000    350,000
                                                          ---------  ---------
TOTAL ADJUSTMENTS                                           -32,567    348,106
                                                          ---------  ---------
NET CASH USED BY OPERATING ACTIVITIES                      -232,291    -33,718

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                         -2,205     -9,008
                                                          ---------  ---------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES             -2,205     -9,008

CASH FLOWS FROM FINANCING ACTIVITIES

Stock subscribed                                            200,000          0
                                                          ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   200,000          0
                                                          ---------  ---------
NET CHANGE IN CASH                                          -34,496    -42,726

CASH AT BEGINNING OF YEAR                                    64,880     52,325
                                                          ---------  ---------
CASH AT END OF PERIOD                                     $  30,384  $   9,599
                                                          =========  =========


                           SYNERGISTICS, INC.
                          SELECTED INFORMATION


 Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-KSB. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

Basis of Presentation. It is the opinion of management that all significant adjustments which are routine recurring adjustments which are necessary to present fairly


Inventories
  Inventories are comprised of the following:
                                                         (Unaudited)
                                                         30-Sep-01  31-Dec-00

                (Unaudited)
                                                         30-Sep-01  31-Dec-00

Raw Materials                                               55,380     60,232
Finished Goods & WIP                                       364,161    406,684
                                                          ---------  ---------
Total Inventories                                          419,541    466,916

*Allocation Based Upon Estimate

(Loss) per Common Share
The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security. The following schedule sets forth the number of shares used in computing earnings per share:

                                                                 Nine Months
                                                              Ended Sept. 30,
                                                              2001       2000
Assuming no dilution
Common Stock Outstanding September 30, 2001                9,632,561  9,632,561
Shares held in Treasury                                       16,445     16,445
Total Shares Authorized                                   12,000,000 12,000,000


Item 2.  Management's Discussion and Analysis or Plan of Operation.

For the nine months ended September 30, 2001, the Company recorded sales of $1.914,574 compared to $1,964,782 for the nine months ended September 30, 2000.

In the 3rd Quarter of the year 2001 sales increased by 32% compared to the 2nd quarter of the year. The increase in sales contributed significantly towards a net profit of $83K in Q3 of 2001. The Company believes that this increase in sales was due to a slight upturn in the National economy and not due to any changes in the Company's products or it's marketing of same.

At September 30, 2001 the Company had a backlog of $110,959 compared to $62,013 at September 30, 2000.

Cost of sales as a percentage of sales decreased to 68% from 72% for the nine months ended September 30, 2001 and 2000, respectively. This is mainly due to a reduction in direct labor and higher margins on products sold.

For the period of nine months ended September 30, 2001, selling and general and administrative expenses decreased by $121,688 over the period of nine months ended September 30, 2000. This was mainly due to a decrease in the sales force during the 4th quarter of 2000 and a reduction in advertising expenses.

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

No matter was submitted to a vote of the security holders during the Third Quarter of 2001.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date November 2, 2001       By:  /S/ WILLIAM M. TETRICK
                                 William M. Tetrick
                                 Chairman of the Board

Date November 2, 2001       By:  /S/ DAVID S. LONGWORTH
                                 David S. Longworth
                                 President and Clerk