Form 10KSB
period 2001-12-31
SYNERGISTICS INC
filed 2002-04-01
CIK 95986

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549



                           Form 10-KSB



Annual Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934



   For the fiscal year ended:           December 31, 2001

      Commission File No.:                   0-6421





                       SYNERGISTICS, INC.



         Massachusetts                     04-2283157

    (State of Incorporation)       (IRS Employer I.D. Number)



   9 Tech Circle, Natick, MA                  01760

     (Address of Principal                 (Zip Code)
       Executive Office)



   Issuer's telephone number             (508) 655-1340





Securities registered under Section 12(b) of the Exchange Act:



    Title of each class    Name of each exchange on which registered

           None.                           None.







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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]



State issuer's revenues for its most recent fiscal year.$2,543,277




State the aggregate market value of the voting and  $         0.00
non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



Common Stock, $0.01 Par Value              10,285,806

     (Title of Class)      (Shares Outstanding at March 1, 2002)


Exhibit Index is located on pages 13 and 19 of this Form 10-K.



               DOCUMENTS INCORPORATED BY REFERENCE

                              None.



Transitional Small Business Disclosure Format (Check one):  Yes
[   ];  No [ X ]



Forward Looking Statements

Certain statements contained in this 10-KSB, including those contained in the Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, are forward-looking statements within the meaning of the Private Securities Litigation Reform
Act of 1995 and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such
statements.   Such factors include, but are not limited to increases in raw material costs, supply and distribution chain delays and declines in the national economy, all of which could adversely affect cash flow.





                             PART I


ITEM 1.  DESCRIPTION OF BUSINESS

(a)  Business Development

Synergistics, Inc. a Massachusetts corporation (the "Company") organized on May 13, 1960 is located at 9 Tech Circle, Natick, Massachusetts 01760, telephone (508) 655-1340, Web site www.synergisticsinc.com. The Company's principal activity consists of manufacturing and marketing access control systems which it sells to banks, corporate accounts and other commercial customers. The Company's principal activity has not changed substantially in the past three years.

Over the past three years, the Company has been engaged in marketing and selling its access control systems to businesses and banks, mainly in the U.S. Large and medium sized PC based access control systems manufactured by the Company include Citadel, Building Watch for Windows and WaPac for Windows. These systems are designed to fill the needs of, and are marketed to medium to large sized commercial accounts, hospitals, banks, colleges and universities. The Company also markets its smaller access control products to banks where they are used mainly to control customer access to ATM vestibules. In 1994 and 1995, the majority of banks in Greater New York City installed the Company's ATM Access system to provide secured access to their ATM vestibules. In 1998 Citicorp, who used their own customized ATM access control security system, switched to a customized version of the Synergistics ATM Access product to convert their branches over to a Synergistics system. Currently Citibank has over 225 Synergistics systems installed. The Company is now in the process of upgrading the Citibank ATM Access systems installed in 1998 to tie in to the Citibank ATM network.
Other banking products, such as the MSLR1 and ATM-3 are sold in the U.S. and abroad, and are still a good part of the Company's business.

(b)  Business of Issuer

(1)  Principal Products and Markets

Bank ATM Access Control: The Company has been marketing bank ATM access control products since 1977. These products consisted of MSLR1, ATM III and ATM Access. In 1998, the Company added a customized networked product expressly customized for Citibank sites in Greater New York City. In 2000, it began talks with Citicorp to enhance that product by adding network communications to it's controllers. Bank ATM access control revenue represented approximately 18% of all Company revenue in 2001, 13% in 2000 and 13% in 1999. The Company estimates having sold ATM access control products to over 40,000 bank installations in the United States and abroad. Individual ATM access control products are discussed herein.

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

Citicorp ATM Access - ATM Vestibule Access Control: This product, developed in 1998 uses the ATM Access product as a base controller for a customized, networked access control system for all Citibank ATM installations in New York City. The product is currently being modified to communicate over Citicorp's TCP/IP network. Currently this product has been released in 2002, and the new design is being installed in New York City as an upgrade to the existing Synergistics product installed in 1998.

PO-VAC - Post Office Lobby Access Control: This product is currently being sold to the U.S. Post Offices of Connecticut to provide security to Post Office lobbies which are to be open to the public 24 hours per day. An initial order for $25,000 in PO-VAC systems was sold in 2001. Post Office lobbies are currently being renovated by the Postal Service to make provisions for PO-VAC installation.

WA-PAC NT - A Windows NT based distributed processing building management system: WA-PAC is an access control system which supports a network of buildings or sites from a Personal Computer, over dial-up or direct, voice grade, telephone lines, fiber optics or TCP/IP network. WA-PAC operates as a distributed intelligent network of card access readers and controllers that provide access control and building security to buildings or groups of buildings. Each building supports 64 card access readers and over 4,000 alarm and output points. WaPac NT controllers will support databases of over 80,000 users when expanded. WaPac NT is marketed to Colleges, Universities and medium to large commercial buildings. The Company introduced WA-PAC in 1988 as a DOS based, distributed processing access control system which controls multiple building sites through the use of a single host computer. In 1998, the Company released WaPAC NT, a Windows NT version of the original DOS based WA-PAC product. WaPac NT is a networked product which will support WA-PAC Tracker, video image badging, floor plan mapping and many other features which were not possible with the DOS based WA-PAC system. The main market for this product is colleges and universities, medium to large corporate buildings and networks of commercial buildings and warehouses. WA-PAC has been the Companies premier computer system over the past years. WA-PAC supports a great number of features and its reliable operation and reasonable pricing are the main reasons for its success in controlling access and securing perimeters in these buildings. WA-PAC supports direct or dial-up telephone lines and TCP/IP network for communications and will support any number of building sites. Product shipments first began in 1988. WA-PAC revenue approximated
22% in 2001, 21% in 2000 and 17% of total revenue in 1999.

WA-PAC 3 A 32 bit Windows based building management system using Microsoft's SQL database management. WA-PAC 3 has been designed to be released in Q2, 2002 as a replacement for WA-PAC NT. It's SQL database will give it much more capability in large database installations and it's many new options make it a stronger and more appealing product for the future. WA-PAC 3 is the Company's large and medium building management system for the future.

WA-PAC TRACKER - An asset tracking enhancement to WA-PAC for Windows NT and WA-PAC 3. This system protects against portable asset theft from buildings secured with WA-PAC access control security. Portable assets are defined as any object or person that can be tagged for identification with Tracker's long range proximity security tags. Portable assets may be laptop computers or other equipment, babies, or even elderly persons who require monitoring. Tagged assets are identified by the system and associated with tagged escort personnel which are recorded as they pass through monitoring points. Tracker is also sold as a stand-alone system without WA-PAC.

BUILDING WATCH for Windows - A Windows based, distributed processing, access control system: Building Watch is an access control product operating on Windows 98, NT and 2000. It is designed for securing commercial or industrial facilities at low cost. This system shares a personal computer with other programs, thereby making it a cost effective security system that is easy to implement and expand. Building Watch offers direct local access control and remote access management over dial-up phone lines. It also supports input point monitoring and reporting capabilities. Building Watch supports all popular card technologies.

The Company developed and announced Building Watch for Windows in 1997. Building Watch for Windows is an economical access control product which controls access to 32 doors in many buildings from a single computer which may be shared with other computer programs. Building Watch for Windows revenues approximated 10% of all Company revenue in 2001, 16% in 2000 and 18% in 1999.

CITADEL - 2 Door, Stand alone, Full Featured Access Control System: This product is sold mainly to small, industrial and commercial users who require only one or two doors of access control, but wish to control doors with time zones and keep a printed record of system activity. Door Watch supports all popular card reader technologies. The Company announced Door Watch in December of 1992. Door Watch revenues approximated 1% of total Company revenue in 2001, 2% in 2000 and 1% in 1999. Door Watch sales, although a small portion of total sales, provide an important gap filler in the Company's access control product line. Door Watch is also made to easily be upgraded to Building Watch for Windows or Citadel when expansion is desired.

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

Foreign and Domestic Operations and Export Revenue: The Company operates from a headquarters facility located in Natick, Massachusetts and a sales office in Tampa, Florida. In the United States and Canada, the Company sells it's products through independent Dealers and through Representative organizations in both domestic and foreign markets.

Export revenue approximated 7% of total revenue in 2001, 10% in 2000, 14% in 1999. The Company sells to American brokers doing business abroad and directly to end users and foreign dealers. The currency used for all sales to foreign firms is the U.S. Dollar.

(2)  Distribution Methods

The company sells its products through the efforts of regional sales managers who market the product through independent system integrators, security dealers and locksmiths, in the U.S. and abroad. The Company markets its products primarily through trade shows, advertising in selected industry journals and magazines, government supply contracts, selected direct mailings, the Internet and supporting dealer bids and proposals.

The Company continues to expand its base of distribution by increasing the number of dealers authorized to sell the Company's products. The Company sells directly to certain large banks and government agencies.

(3)  Status of New Products

In 2001, 4 new products were being developed at our Engineering facility in
Natick:

Citadel, a medium sized access control and building security product was developed to provide a significant 32 bit replacement for the 16 bit Building Watch for Windows product. Citadel was released for sale in January, 2002.

WaPac 3 was developed to provide a more robust high end product by incorporating SQL as its database manager. This product will be released in Q2 of 2002.

Presidio takes the SQL version of WaPac to a new level by adding Visual Basic for Applications, a Microsoft product, to allow users to easily and inexpensively customize their own security system using Visual Basic programming. This top of the line product is intended for release in Q4, 2002.

Citicorp ATM expansion to a TCP/IP network began at the end of 2000. Although many delays were seen in this products introduction, a Company supplied interim product solution is currently being installed in Citibank ATMs.

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

The ending backlog was $81,534 in 2001, $42,282 in 2000 and $38,589 in 1999.

(6)  Customers

The Company's business is not seasonal in any material respect. The Company has no dependence upon a single customer or a few customers.

(7)  Patents and Trademarks

The Company holds no patents on any of its current products.

(8)  Government Approvals, Regulations and Contracts

The Company's business is not governed significantly by federal or state regulations.

The Company does not actively pursue government contracts, but does have a GSA contract and sells to the government whenever it is advantageous. Government revenue approximated 2% of total revenue in 2001, 1% in 2000 and 1% in 1999.

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

The Company's product development expenses for the fiscal year 2001 totaled approximately 23% of the Company's revenues, and for the fiscal year 2000 totaled 22% of revenues. These expenditures have resulted in three (4) new products, discussed above. The Company's customers do not bear directly the expenses of product development.

(10)  Compliance with Environmental Laws

The nature of the Company's manufacturing operation is such that no materials are discharged into the environment. Under the terms of the Company's lease for its operating facility, it is obligated for the normal maintenance and repair of building systems. No additional capital expenditures are anticipated by the Company.

(11) Employees

At December 31, 2001, the Company had twenty two (22) employees, all of whom work full time.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company currently leases approximately 7,160 square feet of office and manufacturing space in a one-story brick and masonry building located at 9 Tech Circle, Natick, Massachusetts. The five-year lease expires June 1, 2004. The current monthly base rate is $5,072. Additionally the Company is required to pay utility charges and insurance costs as well as the Company's portion of taxes and common space charges.

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

No matter was submitted to a vote of the security holders during the Fourth Quarter of 2001.




                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2001, to the Company's knowledge, only a limited public market for its Common Stock existed. The Common Stock is not presently registered on any stock exchange. The Company is not aware of any over-the-counter trading in its stock in the past two years.

As of December 31, 2001, the number of holders of the Company's Common Stock was 687.

On February 14, 2002, Legg Mason, Inc., a financial services holding company, filed a Schedule 13G with the Securities and Exchange Commission to report that it no longer beneficially owns any common stock of the Company and that it no longer is required to file reports under Section 13 of the Exchange Act. Previously, Legg Mason's subsidiary, Gray, Seifert & Co., Inc., a registered investment adviser, had the discretionary power to vote and dispose of over 8 million shares of the Company's Common Stock through arrangements with its investment advisory clients.

On February 15, 2002, Gray, Seifert & Co., Inc. filed a Schedule 13D with the Securities and Exchange Commission to report the acquisition of 6,235,444 shares of the Company's Common Stock from three (3) investment advisory clients. As reported in the Schedule 13D, Gray, Seifert & Co. now is the beneficial owner of 7,378,315 shares of the Company's Common Stock.

The Company pays no dividends in its Common Stock.

On January 22, 2001 the Company sold 50,000 shares, and on February 7, 2001 the Company sold 100,000 shares, of the Company's Common Stock, $.01 Par Value, at a price of $1.00 per share in a private sale to certain existing shareholders.The shares are not convertible or exchangeable, and they were sold for cash. The Company did not use an underwriter to facilitate the sale. The Company claims the private sale exemptions set forth in section 4(2) of the Securities Act and Rule 506 of Regulation D because the sale was private, the sale was limited to fewer than thirty-five (35) existing shareholders of the Company who qualified as accredited investors, and the purchasers acquired the shares for their own investment purposes and with the knowledge that the resale of such shares is limited by the registration and other requirements of the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

2001 Compared to 2000
Revenues for 2001 were $2,543,277, a decrease of $27,357 compared with 2000.

Cost of Sales as a percentage of revenue was 72.7% and selling expenses for 2001 decreased by $213,331 when compared to 2000.

The national recession was still evident during the start of 2001. The Company started 2001 with an effortto reduce expenses by eliminating 2 regional sales managers and cutting advertising to a minimum. In April, after experiencing
4 months of continued drop in sales,the Company had a downsizing of personnel, the Company's president and vice president took a 20% pay reduction and 5 representative sales firms in the mid west and southern states were eliminated. The layoff, salary cuts, sales representative reduction and reduced expenses brought our expenses to a more manageable level. In May, a recovery in sales was noticed which remained steady through the remainder of the year.

At December 31, 2001, current assets exceeded current liabilities by $319,727, including cash in commercial checking and money market accounts of $74,294.

2000 Compared to 1999

Revenues for 2000 were $2,570,634 a decrease of $266,600 compared with 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

In April, 2001 the Company borrowed $100,000 to pay off certain critical vendors of components that are sold by the Company with their access control product lines. Proceeds of the sale of 150,000 shares of the Company's Common Stock and the loan were used to fight off effects of the recession while continuing development of Citadel, WaPac 3 and Presidio. These products were planned to be introduced in late 2001 and 2002. A 4th new product, a TCP/IP networked ATM access control system was designed for Citibank to be installed in their ATM installations in New York City and possibly elsewhere in the United States.

Should the improved sales trend that is currently being seen be temporary, and sales again begin to reverse for another lengthy time period, it could adversely effect the operation of the Company and more extreme measures will be required to control operating expenses.

At the request of the Company's principal shareholder, the Board of Directors has implemented a process, which is ongoing, to explore possible transactions by which the Company may be acquired in a manner which best serve the interests of the Company's shareholders. Management believes that, to continue as a going concern, the Company either must obtain additional financing or must be acquired by another entity.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Index to Financial Statements years ended           Page Number
December 31, 2001 and 2000.



Independent Auditors' Report, March 14, 2002             1


Balance Sheets as of December 31, 2001 and               2
December 31, 2000

Statements of Operations for years ended                 3
December 31, 2001 and 2000.

Statements of Stockholders' Equity for years             4
ended December 31, 2001
and 2000.

Statements of Cash Flows for years ended                 5
December 31, 2001 and 2000.

Notes to Financial Statements                           6-11






















                         SYNERGISTICS, INC.

                        NATICK, MASSACHUSETTS

        FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                      DECEMBER 31, 2001 AND 2000












                    INDEPENDENT AUDITORS' REPORT



     To the Board of Directors and Stockholders
     Synergistics, Inc.
     Natick, Massachusetts


     We have audited the accompanying balance sheets of Synergistics, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synergistics, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A, the Company's dependence on obtaining additional financing to fund operations raises substantial doubts about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include adjustments that might result form the inability to secure additional financing.



     /S/LIVINGSTON & HAYNES, P.C.
     Wellesley, Massachusetts
     March 14, 2002

                        SYNERGISTICS, INC.

                            BALANCE SHEETS

                       DECEMBER 31, 2001 AND 2000



                                ASSETS

                                                      2001           2000

    CURRENT ASSETS
      Cash and equivalents                         $   74,294     $   64,881
      Trade accounts receivable, net of reserves of
        $20,000 in 2001 and 2000                      347,219        448,843
      Inventories                                     322,708        466,916
      Prepaid expenses                                 19,127         11,013
      Due from shareholder                               -             2,115

                           TOTAL CURRENT ASSETS      763,348        993,768

    EQUIPMENT                                         120,323        118,118
      Less depreciation and amortization               96,826         84,435

                                                       23,497         33,683

    DEFERRED TAXES                                    355,500        759,674

                                                   $1,142,345     $1,787,125
                                                   ==========     ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Trade accounts payable                       $  229,783     $  317,010
      Accrued expenses and
        other current liabilities                     113,837        140,135
      Note payable                                    100,000           -

                       TOTAL CURRENT LIABILITIES      443,620        457,145

    COMMITMENTS AND CONTINGENT LIABILITIES               -              -


    STOCKHOLDERS' EQUITY
      Common Stock (authorized 12,000,000 shares;
        issued 10,285,806 and 9,632,561 shares in
        2001 and 2000, including 16,445 shares held
        in Treasury)                                  102,858         96,326
      Additional paid-in capital                    7,567,355      6,873,887
      Stock subscriptions received                       -           500,000
      Retained earnings (deficit)                  (6,964,353)    (6,133,098)
                                                      705,860      1,337,115
      Cost of Common Stock held in Treasury            (7,135)        (7,135)
                                                      698,725      1,329,980

                                                   $1,142,345     $1,787,125
                                                   ==========     ==========

         See accompanying notes to the financial statements.

                          SYNERGISTICS, INC.

                       STATEMENTS OF OPERATIONS

                YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                      2001           2000

    Revenues:
      Sales - net                                  $2,543,277     $2,570,634
      Interest income                                     678            669

                                                    2,543,955      2,571,303

    Costs and expenses:
      Costs of sales                                1,849,914      1,870,976
      General and administrative expenses             561,827        500,536
      Selling expenses                                538,234        751,565
      Bad debt expense                                 18,253         31,526
      Interest expense                                  2,808          2,304

                                                    2,971,036      3,156,907

                   LOSS BEFORE INCOME TAXES          (427,081)      (585,604)

    Income tax expense - deferred                     404,174           -


                                  NET LOSS         $ (831,255)    $ (585,604)
                                                    ==========     ==========



    LOSS PER COMMON SHARE                             $ (.081)      $ (.061)
                                                       =======       =======





















         See accompanying notes to the financial statements.

                          SYNERGISTICS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                       COMMON STOCK
                                                     SHARES     AMOUNT

    Balances at January 1, 2000                      9,632,561 $ 96,326

    Proceeds from common stock subscription               -        -

    Net loss                                              -        -

                  BALANCES AT DECEMBER 31, 2000      9,632,561   96,326

    Issuance of common stock                           653,245    6,532

    Net loss                                              -        -

                   BALANCE AT DECEMBER 31, 2001     10,285,806 $102,858
                                                   =========== ========




    ADDITIONAL   RETAINED       STOCK
     PAID-IN     EARNINGS   SUBSCRIPTION   TREASURY STOCK
     CAPITAL     (DEFICIT)     RECEIVED     SHARES AMOUNT         TOTAL


    $6,873,887 $(5,547,494) $     -         16,445    $7,135  $ 1,415,584

          -          -        500,000        -           -        500,000

          -      (585,604)       -           -           -       (585,604)
    ----------  ---------    --------     -------       ----    ---------
     6,873,887 (6,133,098)    500,000      16,445      7,135    1,329,980

       693,468     -         (500,000)       -          -         200,000

          -      (831,255)       -           -          -        (831,255)
    ----------  ---------    ---------     ------     -----      ---------
    $7,567,355$(6,964,353)   $   -         16,445     $7,135   $  698,725
    ========== ===========    ========     =======    ======     =========




                             - 4 -
         See accompanying notes to the financial statements.


                           SYNERGISTICS, INC.

                        STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                      2001      2000
    Cash flows from operating activities:
      Net loss                                     $(831,255) $(585,604)
        Adjustments to reconcile net loss to net
          cash used by operating activities:
            Provision for allowance on
              deferred taxes                         404,174       -
            Depreciation and amortization             12,391    18,399
                      (Increase) decrease in assets:
              Trade accounts receivable              101,624    31,172
              Inventories                            144,208   (89,572)
              Prepaid expenses and other
               current assets                         (8,114)    1,455
            Increase (decrease) liabilities:
              Trade accounts payable                 (87,227)   98,930
              Accrued expenses and other current
                liabilities                          (26,298)   48,900
                                                     -------   -------
                           TOTAL ADJUSTMENTS         540,758   109,284
                                                     -------   -------
      NET CASH USED BY OPERATING ACTIVITIES         (290,497) (476,320)

    Cash flows from investing activities:
      Capital expenditures                            (2,205)   (9,009)
      Advance to shareholder                           2,115    (2,115)
                                                      ------     -----
      NET CASH USED BY INVESTING ACTIVITIES              (90)  (11,124)

    Cash flows from financing activities:
      Loan from director                             100,000      -
      Proceeds of stock subscription                 200,000   500,000
                                                     -------   -------
  NET CASH PROVIDED BY FINANCING ACTIVITIES          300,000   500,000
                                                     -------   -------
                         NET CHANGE IN CASH            9,413    12,556
                                                     -------   -------
    Cash and equivalents at beginning of year         64,881    52,325
                                                   --------- ---------
        CASH AND EQUIVALENTS AT END OF YEAR        $  74,294 $  64,881
                                                   ========= =========

    Cash paid for:
      Interest                                     $   2,809 $   2,304
      Income taxes                                 $    -    $    -







          See accompanying notes to the financial statements.

                           SYNERGISTICS, INC.

                     NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2001 AND 2000



 NOTE A - SUMMARY OF ACCOUNTING POLICIES

       The financial statements have been prepared on a going-concern basis. The Company has expended cash in excess of cash generated from operations. Additionally, the Company has not achieved sufficient revenues to support future operations. Management believes that to continue as a going concern the Company will require additional financing or acquisition by another entity. The financial statements do not include any adjustments that might result from this uncertainty.
        A summary of the significant accounting policies applied by management of the Company in the preparation of the accompanying financial statements follows.

 Nature of Operations

        Synergistics, Inc. is engaged in the manufacturing and marketing of card access systems, which are sold to banks and other commercial customers.

 Use of Estimates

        The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                           SYNERGISTICS, INC.

                       DECEMBER 31, 2001 AND 2000



 NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

                           SYNERGISTICS, INC.

                       DECEMBER 31, 2001 AND 2000



 NOTE B - INVENTORIES

        Inventories consist of the following at December 31, 2001 and 2000:

                                                     2001      2000
        Finished goods and work-in-process
          at aggregate market                   $274,302  $396,879

        Raw materials                             48,406    70,037
                                                 -------   -------
                                                $322,708  $466,916
                                                ========  ========

 NOTE C - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
       Accrued expenses and other current liabilities consist of the following at December 31, 2001 and 2000:

                                                     2001      2000

           Accrued compensation and benefits       $ 72,303  $ 68,364
           Accrued commissions                       17,876    30,887
           Accrued professional fees                 22,000    22,000
           Other                                      1,658       256
           Customer deposits                           -       18,628
                                                    -------   -------
                                                   $113,837  $140,135
                                                   ========  ========

 NOTE D - STOCKHOLDERS' EQUITY

 Common Stock

        At December 31, 2001, the Company is authorized to issue 12,000,000 shares of $.01 par value Common Stock. At December 31, 2001, 10,285,806 shares of such stock had been issued, including 16,445 shares held in the form of Treasury Stock and 850,000 shares were reserved for issuance in connection with the stock option plans discussed below.

 Stock Option Plans

        The Company has two qualified incentive stock option plans (the "1983 Plan" and the "1988 Plan"), which have been approved by the Company's stockholders. The 1983 Plan provides that options can be granted for the purchase of 275,000 shares of Common Stock through June 1993, with the options expiring ten years from the date they are granted, except for options issued to holders of more than ten percent of the Company's Common Stock, which expire five years from the date they are granted. The 1988 Plan provides that options can be granted for the purchase of 350,000 shares of Common Stock through 2000 under terms similar to the 1983 Plan.
                                 - 8 -

                           SYNERGISTICS, INC.

               NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                       DECEMBER 31, 2001 AND 2000



 NOTE D - STOCKHOLDERS' EQUITY (Continued)

 Stock Option Plans (Continued)

        All plans provide that options can be exercised for a value (per share), as stated by the Company's Board of Directors, as of the date the option was granted, except for options granted to holders of more than ten percent of the Company's Common Stock which are exercisable at 110 percent of such stated value.

        Transactions regarding the options during the years ended December 31, 2001 and 2000 are shown as follows;
                                                    1983 Plan 1988 Plan

           Outstanding at January 1, 2000               673   101,622

           Grants expired during 2000                  (673)  (21,299)

           Grants forfeited during 2000                -       (9,475)

           Outstanding at December 31, 2000            -       70,848

           Grants expired during 2001                  -      (23,155)

           Grants forfeited during 2001                -         -

                                                    -------   -------
           Outstanding at December 31, 2001            -       47,693
                                                    =======   =======

           All outstanding options are exercisable at $2.50 per share.

 Income Per Share of Common Stock

        Income per share of Common Stock is computed based on the weighted average number of shares of Common Stock outstanding (10,269,361 and 9,616,116 shares for the years ended December 31, 2001 and 2000).


 NOTE E - CONCENTRATION OF RISK

        From time to time, the Company maintains deposits with major financial institutions in excess of insurable limits.


 NOTE F - RENT AND OPERATING LEASE COMMITMENT

        The Company's rent expense during the years ended December 31, 2001 and 2000 approximated $77,000 and $71,400, respectively, principally under the terms of a lease for its operating facility.

                           SYNERGISTICS, INC.

                       DECEMBER 31, 2001 AND 2000



 NOTE F - RENT AND OPERATING LEASE COMMITMENT (Continued)

        During March 1999, the Company extended the lease agreement for its current occupation of the premises for a period of five years. The lease provides that the Company is responsible for thirty-six percent of the real estate taxes and operating costs of the premises. Future rental payments required under the lease, exclusive of real estate taxes and operating costs, are as follows:

           Year Ending December 31,

                 2002                              $62,652
                 2003                               66,228
                 2004                               34,008


 NOTE G - INCOME TAXES

      At December 31, 2001, operating loss carryforwards aggregating approximately $5,900,000 are available to reduce future federal taxable income, if any. If not utilized, these carryforwards will expire at various dates between 2002 and 2021. The carryforwards are subject to examination by the Internal Revenue Service. Valuation allowances are provided based upon estimated future realization of benefits from these carryforwards.

      The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. As of December 31, 2001 and 2000, the Company's deferred tax asset consists of:

                                                      2001           2000

           Net operating loss carryforwards       $ 2,006,000    $1,861,618
           Other                                       66,000         66,000
           Valuation allowance                     (1,716,500)    (1,167,944)
                                                   ----------     ----------
                                                  $   355,500     $  759,674
                                                  ===========     ==========

                           SYNERGISTICS, INC.

                       DECEMBER 31, 2001 AND 2000



 NOTE H - BUSINESS SEGMENT INFORMATION

        The Company's business, which consists principally of a single segment, is the designing, manufacturing and selling of single and multifunctional electronic systems which control access to secure areas. The Company sells to domestic and foreign customers from its domestic location.

           Sales by Major Customer Category        2001         2000

           Government sales                     $   38,696   $   19,797
           Other domestic sales                  2,331,451    2,295,558
           Export sales                            173,130      255,279
                                                ----------    ---------
                                                $2,543,277   $2,570,634
                                                ==========   ==========


        Export sales are made directly and through United States brokers to users in Canada, South and Central America to include Mexico, the Middle East including Turkey, and the South Pacific and Far East. No single foreign or domestic area accounts for more than ten percent of total sales in 2001.


 NOTE I - CONTINGENT SALE OF ASSETS

        The Company has negotiated a settlement of the contingent sale of assets related to its imaging product, calling for payments of $50,000 in 1998, which have been received; $14,000 per year in 1999, 2000 and 2001, which have been received. Income was recognized as received.


 NOTE J - ADVERTISING COSTS

        Advertising expense was $13,109 and $94,408, respectively, for the years ended December 31, 2001 and 2000.


 NOTE K - DEFERRED COMPENSATION PLAN

        The Company has a deferred compensation plan under Section 401(k) covering substantially all employees. The Company provided no match during 2001 and 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

No Form 8-KSB has been filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreement on any matter of accounting principle or financial statement disclosure.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



NAME               AGE    POSITION WITH COMPANY          DIRECTOR
                                                          SINCE

David S. Longworth 67     President, Chief Operating       1981
                          Officer
                          and Chairman of the Board.

Robert Pogorelc    67     Vice President and Sales Manager 1997

William M. Tetrick 86     Director and CEO                 1967

J. Thomas Gehman   55     None                             1981

James French       55     Treasurer and Clerk              ------


David S. Longworth, Chairman of the Board of Directors, is President and Chief Operating Officer since August, 1994. Prior to that he has served as Executive Vice President and has provided various engineering, technical writing and consulting services to the company since 1973 until joining the Company on a full time basis in 1984. Mr. Longworth was manager of Compliance Engineering at Applicon, Inc. of Burlington, Massachusetts, a Computer Aided Design Systems manufacturer since January 1983. From 1973 to 1983, he was employed by Nixdorf Computer Corp. of Burlington, Massachusetts, a computer manufacturer, as an electrical engineer.

William M. Tetrick, a Director, retired as President in August, 1994 but remains Chief Executive Officer of the Company since December 1967.

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

J. Thomas Gehman, a Director, is currently vice president of Wolf Technology of Framingham, MA. Mr. Gehman was Director of Engineering for Amnet, Inc. a Watertown, Massachusetts computer network control systems manufacturer. Prior to that, he was a design engineer with Applicon, Inc.from 1981 to 1983 and an engineering manager at Nixdorf Computer from 1976-1981.

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


Item 10.  EXECUTIVE COMPENSATION



                    SUMMARY COMPENSATION TABLE



                  Annual Compensation     Long-term compensation

Name and  Year Salary Bonus; other annual  compensation Awards;   All other
Principal         ($)         ($)        Payouts    compensation
 Position                   (d)(e)                      ($)
   (a)     (b)    (c)                   (f)(g)(h)       (i)

David S.   2001  104,131       $0           $0         2,170
Longworth

           2000 117,980       $0            $0         1,966

           1999 105,000       $0            $0         1,966





              OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                       (Individual Grants)



                              None.




  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                        OPTION/SAR VALUES



                              None.




                    LONG-TERM INCENTIVE PLANS



                              None.


As of December 31, 2001, unexercised options for the purchase of an aggregate of 47,693 shares were held by all employees of the Company (including those held by Officers and Directors).

No incentive stock option granted by the Company has included any tandemrights, such as appreciation rights, nor has any incentive stock option granted by the Company been exercised during 2001.

The Company has established a 401K plan for all employees. During the year ended December 31, 2001,the Company had contributed $0 to that plan.

The Company has no other plan or arrangement whereby any person will receive remuneration upon the termination of his status as an employee, officer or director of the Company. The Company had paid, as of December 31, 2001, no forms of contingent compensation.

The Company's directors receive no compensation.

The Company has no employment contracts with any of its executive officers.

The Company has no change of control agreements with any of its executive officers or employees.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the holdings of Common Stock by each person who, as of February 28, 2002 held of record or was known by the Company to own beneficially more that 5% of the outstanding Common Stock, by each director and by all directors and officers as a group.



NAME AND ADDRESS OF      AMOUNT AND NATURE OF     PERCENTAGE OF
BENEFICIAL OWNER      BENEFICIAL OWNERSHIP (1)(8)      CLASS



William M. Tetrick        423,577  (2)(3)(4)          4.12%
69 Gloucester Road
Westwood, MA 02090
(CEO and Chairman)



David S. Longworth           38,302  (5)              0.37%
65 School Street Ext.
Natick, MA  01760
(President, COO, Director)



Robert L. Pogorelc            4,981  (6)              0.05%
P.O Box 622
West Barnstable, MA 02668
(VP, Sales Manager, Director)




J. Thomas Gehman                2,000                   0%
141 Marked Tree Road
Needham, MA  02192
(Director)



Gray, Seifert & Co.,        7,378,315 (7)             71.73%
Inc.
380 Madison Ave.
New York, NY  10017
(5% Beneficial Owner)



All Directors and              468,860                4.56%
Officers as a
Group (5 persons)


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

(7) This number is based upon information contained in the Schedule 13D filed by Gray, Seifert & Co.,Inc. on February 15, 2002.

(8) All options are considered non-dilutive since exercise price exceeds last known market price.

There are no arrangements which may result in a change of control of the Company.

Item. 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the transactions described herein, there were no material transactions during 2001 or 2000 to which any of the following persons has a direct or indirect material interest:(1) any director or officer of the Company, (2) any nominee for election as a director,(3) any person who, to the Company's knowledge, owns 5% or more of the Company's stock, or (4) any relative or spouse (or relative of such spouse) of the foregoing persons.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of Synergistics, Inc. are included in Part II Item 7:



Index to Financial Statements years ended           Page Number
December 31, 2001 and 2000.



Independent Auditors' Report, March 14, 2002             1

Balance Sheets as of December 31, 2000 and               2
December 31, 2000

Statements of Operations for years ended                 3
December 31, 2001 and 1999

Statements of Stockholders' Equity for years             4
ended December 31, 2001
and 2000

Statements of Cash Flows for years ended                 5
December 31, 2001 and 2000

Notes to Financial Statements                           6-11



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


Supplemental Information

The Company plans to furnish proxy materials and an Annual Report to Stockholders to its stockholders subsequent to the date of this Form 10-KSB, at which time copies shall be furnished to the Commission.

SYNERGISTICS, INC.

By /S/DAVID S. LONGWORTH________
   David S. Longworth
   President and Chief Operations Officer

Date: March 31, 2002


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Synergistics, Inc. has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By/S/DAVID S. LONGWORTH ___________________
   David S. Longworth
   President and Chief Operations Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By/S/DAVID S. LONGWORTH ___________________
  David S. Longworth
  President, COO and Director
  Date:  March 31, 2002

By/S/WILLIAM M. TETRICK ___________________
  William M. Tetrick
  Director
  Date: March 31, 2002

By/S/J. THOMAS GEHMAN_____________________
  J. Thomas Gehman
  Director
  Date: March 31, 2002

By/S/ROBERT L. POGORELC___________________
  Robert L. Pogorelc
  Director  Date: March 31, 2002