Form 10QSB
period 2002-03-31
SYNERGISTICS INC
filed 2002-05-14
CIK 95986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                          Form 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
or
[    ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from ____________ to ____________

For the quarterly period ended:      3/31/2002
Commission File No.:                  0-6421

                         SYNERGISTICS, INC.

     Massachusetts                               04-2283157
(State of Incorporation)                 (IRS Employer I.D. Number)

9 Tech Circle, Natick, MA                         01760
(Address of Principal Executive Office)         (Zip Code)

Registrant's telephone number                 (508) 655-1340

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No




Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock $0.01 Par Value 10,285,806 shares outstanding as of
April 30, 2002

Transitional Small Business Disclosure Format (check one);
[ X ] Yes   [   ] No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SYNERGISTICS, INC.
                            BALANCE SHEET

                                  ASSETS

                                            (UNAUDITED)
                                             31-Mar-02  31-Dec-01
CURRENT ASSETS
Cash                                          $ 49,872   $ 74,294
Accounts receivable                            437,610    367,219
Allowance for doubtful accounts                -23,000    -20,000
Inventories                                    323,376    322,708
Prepaid expenses                                15,477     19,127
                                               -------    -------
TOTAL CURRENT ASSETS                           803,335    763,348

EQUIPMENT, less allowances of $98,932
and $96,826 for depreciation                    23,071     23,497

DEFERRED TAXES                                 355,500    355,500
                                             ---------  ---------
TOTAL ASSETS                                $1,181,906 $1,142,345
                                             ========= ==========


           LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable                       $ 280,677 $  229,783
Accrued expenses and other
current liabilities                            102,495    113,837
Amount due stockholder                         100,000    100,000
                                               -------    -------
TOTAL CURRENT LIABILITIES                      483,172    443,620

STOCKHOLDERS' EQUITY
Common stock (10,285,806 shares issued
 including shares held in Treasury)            102,858    102,858
Additional paid-in capital                   7,567,355  7,567,355
Retained earnings (deficit)                 -6,964,353 -6,964,353
                                               -------    -------
                                               705,869    705,860
Cost of Common Stock held in Treasury           -7,135     -7,135
                                               -------    -------
                                               698,734    698,725
                                               -------    -------
TOTAL LIABILITIES, PREFERRED STOCK AND
   SHAREHOLDERS' EQUITY                     $1,181,906 $1,142,345
                                             =========  =========

                        SYNERGISTICS, INC.
                     STATEMENT OF OPERATIONS

                          Three Months Ended March 31

                                                     Unaudited
                                                  2002       2001

Sales, net                                   $ 739,139  $ 503,009
Interest income b                                   97        226
                                               -------    -------
                                               739,236    503,235

Costs and expenses:
Cost of sales                                  504,922    421,586
Selling, general and
 administrative expenses                       234,027    254,761
Interest expense                                   296        515
                                               -------    -------
                                               739,245    676,862
                                               -------    -------
Net gain (loss)                                     -9   -173,627

Gain (loss) per share of Common Stock
Assuming no dilution                           $0.00     ($0.02)
Assuming full dilution                         $0.00     ($0.02)


                           SYNERGISTICS, INC.
               STATEMENT OF CHANGES IN FINANCIAL POSITION
                     Three Months Ended March 31

                                                       Unaudited
                                               2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                          $        9 $ -173,627

Adjustments to reconcile net loss to net cash (used) provided by operating activities:

Depreciation                                    2,106      4,500
(Increase) decrease in accounts receivable    -67,391    125,039
(Increase) decrease in inventories               -668     19,154
(Increase) decrease in prepaid
   expenses and other assets                    3,650     -8,265
Increase (decrease) in accounts payable        50,894   -109,463
Increase (decrease) in accrued expenses
   and other current liabilities              -11,342    -18,136
Increase (decrease) in amounts
   due shareholders                                 0    150,000
                                              -------    -------
TOTAL ADJUSTMENTS                             -22,751    162,829

NET CASH USED BY OPERATING ACTIVITIES          -22,742    -10,798

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                            -1,680          0
                                               -------    -------
NET CASH (USED) BY INVESTING ACTIVITIES         -1,680          0
                                               -------    -------

NET CHANGE IN CASH                             -24,422    -10,798

CASH AT BEGINNING OF YEAR                       74,294     64,880
                                               -------    -------
CASH AT END OF PERIOD                         $ 49,872   $ 54,082
                                               =======    =======


                         SYNERGISTICS, INC.



 SELECTED INFORMATION

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-KSB. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year. Basis of Presentation. It is the opinion of management that all significant adjustments which are routine recurring adjustments which are necessary to present fairly such interim financial statements are reflected in the accompanying September 30, 2001 financial statements.

 Accounting Policy for Revenues and Costs of Sales. Revenues are recognized at the time of product shipment. Cost of sales is computed using the "gross profit" method based upon historical results of operations. Other cost, included in costs of sales, are based upon such costs as actually incurred.

Inventories are comprised of the following:

                                       31-Mar-02  31-Dec-01
Raw Materials                           50,102     48,406
Finished Goods & WIP                   273,274    274,302
                                       -------    -------
Total Inventories                      323,376    322,708

*Allocation Based Upon Estimate

(Loss) per Common Share

The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security. The following schedule sets forth the number of shares used in computing earnings per share:

                                                    Unaudited
                                      Three Months Ended March 31
                                                 2002       2001
Assuming no dilution
Common Stock Outstanding March 31, 2002      10,285,806   10,285,806
Shares held in Treasury                          16,445       16,445
Total Shares Authorized                      12,000,000   12,000,000


Item 2.  Management's Discussion and Analysis or Plan of Operation.

For the three months ended March 31, 2002, the Company recorded sales of $739,139 compared to $503,009 for the three months ended
March 31, 2001.

In the 1st Quarter of the year 2002 sales increased by 47% compared to the 1st Quarter of the year 2001. The Company believes that this increase in sales was due to an upturn in the National economy and an increase in foreign sales.

At March 31, 2002 the Company had a backlog of $62,534 compared to $36,102 at March 31, 2001.

Cost of sales as a percentage of sales decreased to 68% from 84% for the three months ended March 31, 2002 and 2001, respectively. This is mainly due to a significant increase in sales with labor and material costs remaining somewhat constant.

For the period of three months ended March 31, 2002, selling and general and administrative expenses decreased by $20,734 over the period of three months ended March 31, 2001. This was mainly due to a decrease in payroll and related expenses in the 2nd Quarter of 2001.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

No material legal proceedings are pending to which the Company is a party or to which any of its property is subject.

Item 2.  Changes in Securities and Use of Proceeds

There have been no changes in the instruments defining the rights of holders of any class of securities of the Company during the first three months of calendar year 2002.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders during the 1st Quarter of 2002.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date April 23, 2002
By: /S/ WILLIAM M. TETRICK___  William M. Tetrick
                               Chairman of the Board
Date  April 23, 2002
By:  /S/ DAVID S. LONGWORTH_  David S. Longworth
                              President and Clerk