Form 10QSB
period 2002-06-30
SYNERGISTICS INC
filed 2002-08-13
CIK 95986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      Form 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
or
[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _____to _____

For the quarterly period ended:	6/30/2002
Commission File No.:	0-6421

SYNERGISTICS, INC.
Massachusetts	04-2283157
(State of Incorporation)	(IRS Employer I.D. Number)

9 Tech Circle, Natick, MA	01760
(Address of Principal Executive Office)	(Zip Code)

Registrant's telephone number	(508) 655-1340

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  [  ] Yes   [ X ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Common Stock $0.01 Par Value 10,285,806 shares outstanding as of July 31, 2002

Transitional Small Business Disclosure Format (check one);
[ X ] Yes   [   ] No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      SYNERGISTICS, INC.
                        BALANCE SHEET

                            ASSETS

                                        (UNAUDITED)
                                         30-Jun-02         31-Dec-01
CURRENT ASSETS
Cash                                     $  48,674         $   74,294
Accounts receivable                        404,280            367,219
Allowance for doubtful accounts	           (24,804)           (20,000)
Inventories                                284,185            322,708
Prepaid expenses                            14,040             19,127
                                          --------           --------
TOTAL CURRENT ASSETS                       726,375            763,348

EQUIPMENT, less allowances of
$101,068 and $96,826 for depreciation       22,143             23,497

DEFERRED TAXES                             355,500            355,500
                                         ---------          ---------
TOTAL ASSETS                            $1,104,018         $1,142,345
                                         =========          =========
                 LIABILITIES, PREFERRED STOCK
                   AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable                     256,272            229,783
Accrued expenses and other
current liabilities                         72,195            113,837
Amount due stockholder                     100,000            100,000
                                         ---------          ---------
TOTAL CURRENT LIABILITIES                  428,467            443,620

STOCKHOLDERS' EQUITY
Common stock (10,285,806 shares issued
including shares held in Treasury)         102,858            102,858
Additional paid-in capital               7,567,355          7,567,355
Retained earnings (deficit)             (6,987,527)        (6,964,353)
                                         ---------          ---------
                                           682,686            705,860
Cost of Common Stock held in Treasury       (7,135)            (7,135)
                                         ---------          ---------
                                           675,551            698,725
                                         ---------          ---------
TOTAL LIABILITIES, PREFERRED STOCK
AND SHAREHOLDERS' EQUITY                $1,104,018         $1,142,345
                                         =========          =========


                           SYNERGESTICS, INC.
                         STATEMENT OF OPERATIONS
	                Six Months Ended June 30,

                                                    Unaudited
                                             2002              2001

Sales, net                               1,498,449         1,110,736
Interest income                                140               352
                                         ---------         ---------
                                         1,498,589         1,111,088

Costs and expenses:
Cost of sales                            1,052,848           857,464
Selling, general and administrative
expenses                                   468,352           540,539
Interest expense                               563             1,265
                                         ---------          ---------
                                         1,521,763         1,399,268

Net gain (loss)                            (23,174)         (288,180)

Gain (loss) per share of Common Stock
Assuming no dilution                        ($0.00)           ($0.03)
Assuming full dilution                      ($0.00)           ($0.03)


                            SYNERGISTICS, INC.
               STATEMENT OF CHANGES IN FINANCIAL POSITION
	                 Six Months Ended June 30,

                                                       Unaudited
                                              2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       $  (23,174)       $  (288,180)

Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation                                 4,242              9,000
(Increase) decrease in accounts receivable (32,257)            56,121
(Increase) decrease in inventories          38,524             52,639
(Increase) decrease in prepaid expenses
and other assets                             5,087             (9,580)
Increase (decrease) in accounts payable     26,489             15,233
Increase (decrease) in accrued expenses
and other current liabilities              (41,643)           (64,089)
Increase (decrease) in amounts due
shareholders                                     0            200,000
                                         ---------          ---------
TOTAL ADJUSTMENTS                              442            259,324
                                         ---------          ---------
NET CASH USED BY OPERATING ACTIVITIES      (22,732)           (28,856)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                        (2,888)            (2,204)
                                         ---------          ---------
NET CASH (USED) BY INVESTING ACTIVITIES     (2,888)            (2,204)
                                         ---------          ---------
NET CHANGE IN CASH                         (25,620)           (31,060)

CASH AT BEGINNING OF YEAR                   74,294             64,880
                                         ---------          ---------
CASH AT END OF PERIOD                   $   48,674         $   33,820
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

Accounting Policy for Revenues and Costs of Sales. Revenues are recognized at the time of product shipment. Cost of sales is computed using the gross profit method based upon historical results of operations. Other cost, included in costs of sales, are based upon such costs as actually incurred.

Inventories are comprised of the following*:

                                           30-Jun-02          31-Dec-01

Raw Materials                               40,785             48,406
Finished Goods & WIP                       243,400            274,302
                                         ---------          ---------
Total Inventories                          284,185            322,708

*Allocation Based Upon Estimate

(Loss) per Common Share

The weighted average number of shares of common stock outstanding used in computing (loss) per share does not include the effect of the conversion of the stock options as the exercise price exceeds the current market value of the security. The following schedule sets forth the number of shares used in computing earnings per share:

                                           Six Months Ended June 30,
                                                   Unaudited
                                                2002         2001

Assuming no dilution
Common Stock Outstanding June 30, 2002       10,285,806    9,632,561
Shares held in Treasury                          16,445       16,445
Total Shares Authorized                      12,000,000   12,000,000


Item 2.  Management's Discussion and Analysis or Plan of Operation.

For the six months ended June 30, 2002, the Company recorded sales of $1,498,449 compared to $1,110,736 for the six months ended June 30, 2001.

In the 2nd Quarter of the year 2002 sales increased by 35% compared to the 2nd Quarter of the year 2001. The increase in sales was due to a 450% increase in foreign exports.

At June 30, 2002 the Company had a backlog of $71,366 compared to $184,798 at June 30, 2001.

Cost of sales as a percentage of sales decreased to 70% from 77% for the six months ended June 30, 2002 and 2001, respectively. This is mainly due to a significant increase in sales with labor and material costs remaining somewhat constant.


For the period of six months ended June 30, 2002, selling and general and administrative expenses decreased by 13% over the period of six months ended June 30, 2001. This was mainly due to a decrease in advertising and elimination of most of the sales reps in the 2nd Quarter of 2001.

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

No matter was submitted to a vote of the security holders during the 2nd Quarter of 2002.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date July 19, 2002  By:  /S/WILLIAM M. TETRICK
                            William M. Tetrick
                            Chairman of the Board

Date July 19, 2002  By:  /S/DAVID S> LONGWORTH
                            David S. Longworth
                            President and Clerk